Form 10-Q
period 1996-03-30
LA T SPORTSWEAR INC /
filed 1996-05-14
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                           Commission File Number:
        March 30, 1996                                      0-23234


                            L.A. T  SPORTSWEAR, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                         58-1724902
- - --------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1200 Airport Road, Ball Ground, Georgia                   30107
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:       (770) 479-1877
                                                   -----------------------------
Not applicable
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes    X         No
                 --------        --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Common Stock, without par value                 4,200,001 shares
- - -------------------------------------        --------------------------------
                Class                              Outstanding at May 5, 1996

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(Dollars in thousands)
- - -------------------------------------------------------------------------------

                                                  March 30,         December 30,
ASSETS                                              1996                1995
                                                 (unaudited)
CURRENT ASSETS:
  Cash                                              $ 1,867              $2,784
  Accounts receivable, net                           12,294              11,948
  Inventories                                        30,689              33,104
  Other current assets                                4,415               3,513
                                                    -------             -------
      Total current assets                           49,265              51,349
PROPERTY, PLANT, AND EQUIPMENT                        5,643               5,841
OTHER ASSETS                                            291                 192
                                                    -------             -------
                                                    $55,199             $57,382
                                                    =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $ 8,135             $ 8,354
  Restructuring reserve                               1,559               2,050
  Current portion of long-term debt                      42              30,328
  Accrued expenses                                    1,886               1,606
                                                    -------             -------
      Total current liabilities                      11,622              42,338

LONG-TERM DEBT                                       29,780                 821

DEFERRED INCOME TAXES                                   578                 578

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized;
    no shares issued
  Common stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                           10,825              10,825
  Paid-in capital                                     3,304               3,304
  Accumulated deficit                                  (910)               (484)
                                                    -------             -------
      Total stockholders' equity                     13,219              13,645
                                                    -------             -------
                                                    $55,199             $57,382
                                                    =======             =======

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)
- - -------------------------------------------------------------------------------

                                                               Quarter Ended
                                                            -------------------
                                                            March 30,  April 1,
                                                              1996      1995
NET SALES                                                    $23,344   $25,232

COST OF GOODS SOLD                                            19,361    19,863
                                                             -------   -------

      Gross profit                                             3,983     5,369

OPERATING EXPENSES                                             4,056     4,408
                                                             -------   -------

OPERATING PROFIT (LOSS)                                          (73)      961

INTEREST EXPENSE                                                 605       419
                                                             -------   -------

INCOME (LOSS) BEFORE INCOME TAXES                               (678)      542

PROVISION (BENEFIT) FOR INCOME TAXES                            (252)      226
                                                             -------   -------

NET INCOME (LOSS)                                            $  (426)  $   316
                                                             =======   =======

NET INCOME (LOSS) PER SHARE                                  $ (0.10)  $  0.08
                                                             =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING                            4,200     4,200
                                                             =======   =======


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
- - -------------------------------------------------------------------------------

                                                               Quarter Ended
                                                             ------------------
                                                             March 30,  April 1,
                                                               1996       1995
OPERATING ACTIVITIES:
  Net income (loss)                                           $ (426)   $   316
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                217        181
    Net loss on disposal of assets                                65          1
    Changes in assets and liabilities providing
    (using) cash:
      Accounts receivable                                       (346)    (3,172)
      Inventories                                              2,415    (19,021)
      Other assets                                              (998)      (447)
      Accounts payable                                          (219)    16,698
      Accrued expenses                                           280       (249)
      Restructuring reserve                                     (491)
                                                              ------    -------

            Net cash provided by (used in) operating
              activities                                         497     (5,693)

INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                    (106)      (917)
  Proceeds from sale of assets                                    22
                                                              ------    -------

            Net cash used in investing activities                (84)      (917)

FINANCING ACTIVITIES:
  Net (payments) borrowings under lines of credit             (1,119)     9,185
  Payments of long-term borrowings                              (211)       (95)
                                                              ------    -------

            Net cash (used in) provided by financing
              activities                                      (1,330)     9,090
                                                              ------    -------

NET CHANGE IN CASH                                              (917)     2,480

CASH, BEGINNING OF PERIOD                                      2,784        395
                                                              ------    -------

CASH, END OF PERIOD                                           $1,867    $ 2,875
                                                              ======    =======


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED MARCH 30, 1996 AND APRIL 1, 1995

1. ORGANIZATION AND BASIS OF PRESENTATION

   L.A. T Sportswear, Inc. (the "Company") manufactures imprintable and decorable sportswear and distributes undecorated garments for the imprinted garment industry. The Company also purchases merchandise from several national sportswear manufacturers for distribution through seven distribution facilities located across the United States. The Company's customers consist principally of single location retailers in the imprintable and decorable sportswear industry. Such customers operate principally within North America.

   The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three months ended March 30, 1996 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

   Inventories consisted of the following (in thousands):

                                                        March 30,  December 30
                                                           1996        1995
Raw materials                                            $ 1,212     $ 1,099
Work-in-process                                              519       1,170
Finished goods                                            28,958      30,835
                                                         -------     -------
                                                         $30,689     $33,104
                                                         =======     =======

3. LONG-TERM DEBT

   As of December 30, 1995, the Company was not in compliance with certain financial covenants contained within its line of credit agreement and term loan facility. As a result of this noncompliance, the bank had the right to declare the entire amount of such indebtedness due and immediately payable. Consequently, all amounts outstanding under the line of credit and term loan facility were classified as current in the December 30, 1995 balance sheet.

   On April 29, 1996, the Company entered into a $35 million credit facility ("new facility") with a new financial institution. The new facility (i) provides for maximum borrowings of $35 million which decline to $30 million after July 31, 1996 (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus 1/2%, (iv) is secured by principally all the Company's assets, (v) requires the payment of certain fees, and (vi) contains covenants which (among other things) require compliance with certain financial tests and restrict corporate activities. This new facility replaced the previous line of credit and term loan facility (and all borrowings thereunder were consequently repaid). Accordingly all amounts outstanding under the former line of credit and term loan facility have been classified as long-term in the accompanying March 30, 1996 balance sheet.

4. PENDING LITIGATION

   The Company (including certain of its officers and directors) are defendants in class action suits concerning certain alleged omissions in its January 1994 initial public offering documents. The plaintiffs seek unspecified amounts of damages. The Company intends to defend these matters vigorously. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any loss that may result from their resolution has been made in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.

                                                                                              QUARTER ENDED
                                                                                           -------------------
                                                                                         MARCH 30,      APRIL 2,
                                                                                            1996          1995
       Net sales                                                                           100.0%        100.0%
       Cost of goods sold                                                                   82.9          78.7
                                                                                          ------         -----
       Gross profit                                                                         17.1          21.3
       Operating expenses                                                                   17.4          17.5
                                                                                          ------         -----
       Operating profit (loss)                                                               (.3)          3.8
       Interest expense                                                                     (2.6)         (1.7)
                                                                                          ------         -----
       Income (loss) before income taxes                                                    (2.9)          2.1
       (Provision) benefit for income taxes                                                  1.1          (0.9)
                                                                                          ------         -----
       Net income (loss)                                                                    (1.8)%         1.2%
                                                                                          ======         =====


Comparison of First Quarter 1996 to First Quarter 1995

         The Company's net sales decreased approximately $1.9 million, or 7.5%, to $23.3 million in the first quarter of 1996 from $25.2 million in the first quarter of 1995. The decrease in net sales was primarily attributable to sluggishness in the industry combined with the closing of two distribution locations in the fourth quarter of 1995 which were operating in the first quarter of 1995.

         The Company's gross profit decreased approximately $1.4 million, or 26.0%, to $4.0 million for the first quarter of 1996 from $5.4 million in the first quarter of 1995. Gross profit margin decreased to 17.1% in the first quarter of 1996 from 21.3% in the first quarter of 1995, primarily due to high levels of price competitiveness. Also, gross profit margins in the first quarter of 1995 had been favorably impacted by increases in selling prices slightly in advance of supplier price increases.

         Operating expenses decreased approximately $352,000, or 8.0%, to $4.1 million in the first quarter of 1996 from $4.4 million in the first quarter of 1995 due to the Company's closing of two distribution locations. Savings resulting from these closures were partially offset by increased operating expenses resulting from the second quarter 1995 expansion of several of its existing distribution locations. As a percentage of net sales, operating expenses decreased slightly to 17.4% in the first quarter of 1996 from 17.5% in the first quarter of 1995.

         Operating profit (loss) decreased approximately $1.0 million, or 107.6%, to a loss of ($73,000) in the first quarter of 1996 from a profit of $961,000 in the first quarter of 1995, as a result of the factors discussed above. Operating profit margin decreased to (0.3)% in the first quarter of 1996 from 3.8% in the first quarter of 1995.

         Interest expense increased approximately $186,000, or 44.4%, to $605,000 in the first quarter of 1996 from $419,000 in the first quarter of 1995, primarily due to higher borrowings under the Company's line of credit.

         Income (loss) before income taxes decreased approximately $1.2 million, or 225% to a loss of ($678,000) in the first quarter of 1996 from income of $542,000 in the first quarter of 1995. Income (loss) before income taxes as a percentage of net sales decreased to (2.9)% in the first quarter of 1996 from 2.1% in the first quarter of 1995.

         Net income (loss) decreased approximately $742,000, or 235% to a loss of ($426,000) in the first quarter of 1996 from a profit of $316,000 in the first quarter of 1995. Net income (loss) as a percentage of net sales decreased to (1.8)% in the first quarter of 1996 from 1.2% in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was approximately $500,000 for the first quarter of 1996 compared to net cash used by operations of $5.7 million for the first quarter of 1995.

         As of December 30, 1995, the Company was not in compliance with certain financial covenants contained within its line of credit agreement and term loan facility. As a result of this noncompliance, the bank had the right to declare the entire amount of such indebtedness due and immediately payable. Consequently, all amounts outstanding under the line of credit and term loan facility were classified as current in the December 30, 1995 balance sheet.

         On April 29, 1996, the Company entered into a $35 million credit facility ("new facility") with a new financial institution. The new facility
(i) provides for maximum borrowings of $35 million which decline to $30 million after July 31, 1996 (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus 1/2%, (iv) is secured by principally all the Company's assets, (v) requires the payment of certain fees, and (vi) contains covenants which (among other things) require compliance with certain financial tests and restrict corporate activities. This new facility replaced the previous line of credit and term loan facility (and all borrowings thereunder were consequently repaid). Accordingly, all amounts outstanding under the former line of credit and term loan facility have been classified as long-term in the accompanying March 30, 1996 balance sheet. As of May 5, 1996, the Company had $2.1 million of additional borrowing available under the new facility.

         The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs in fiscal 1996. However, if there is a significant reduction of internally generated funds, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

              (a)  Exhibits.  The following exhibits are filed with this report:

                        10.39 Employment Agreement dated January 25, 1996 between the Company and Robert C. Aldworth

                        10.40 Loan and Security Agreement, dated April 29, 1996, by and among the Company, Mellon Bank, N.A., as Agent, and Mellon Bank, N.A., as Lender.

                        27      Financial Data Schedule (for SEC use only)

              (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      L.A. T SPORTSWEAR, INC.



Dated:  May 10, 1996                  By: /s/ Isador E. Mitzner
                                         ------------------------------------
                                           Isador E. Mitzner, Chairman
                                           and Chief Executive Officer



Dated:  May 10, 1996                  By: /s/ David L. Shelton
                                         ------------------------------------
                                           David L. Shelton, Vice President
                                           and Chief Financial Officer
                                           (principal accounting officer)

                                 EXHIBIT INDEX



Exhibit                                                                              Sequential
Number           Description of Exhibit                                              Page Number
- - ------           ----------------------                                              -----------
10.39            Employment Agreement dated January 25, 1996
                 between the Company and Robert C. Aldworth

10.40            Loan and Security Agreement, dated April 29,
                 1996, by and among the Company, Mellon Bank, N.A., as Agent, and Mellon Bank, N.A., as Lender.

27               Financial Data Schedule (for SEC use only)
