Form 10-Q
period 1996-06-29
LA T SPORTSWEAR INC /
filed 1996-08-13
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                           Commission File Number:
      June 29, 1996                                          0-23234


                            L.A. T  SPORTSWEAR, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                            58-1724902
- -------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1200 Airport Road, Ball Ground, Georgia                            30107
- -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    (770) 479-1877
                                                   -----------------------
Not applicable
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes        X              No
                           ---                     ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Common Stock, without par value                  4,200,001 shares
- -------------------------------------------------------------------------------
                       Class                     Outstanding at August 10, 1996

PART I.  FINANCIAL INFORMATION
Item 1:  Financial Statements
L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(Dollars in thousands)
- -------------------------------------------------------------------------------

                                                      June 29,      December 30,
ASSETS                                                  1996           1995
                                                    (Unaudited)
 CURRENT ASSETS:
  Cash                                                  $ 1,755       $ 2,784
  Accounts receivable, net                               13,831        11,948
  Inventories                                            25,585        33,104
  Other current assets                                    3,169         3,513
                                                        -------       -------

      Total current assets                               44,340        51,349

 PROPERTY, PLANT, AND EQUIPMENT                           5,339         5,841

 OTHER ASSETS                                               451           192
                                                        -------       -------

                                                        $50,130       $57,382
                                                        =======       =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable                                      $ 8,339       $ 8,354
  Restructuring reserve                                   1,522         2,050
  Current portion of long-term debt                          43        30,328
  Accrued expenses                                        1,395         1,606
                                                        -------       -------

      Total current liabilities                          11,299        42,338

 LONG-TERM DEBT                                          24,539           821

 DEFERRED INCOME TAXES                                      547           578

 STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued

  Common stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                               10,825        10,825
  Paid-in capital                                         3,304         3,304
  Accumulated deficit                                      (384)         (484)
                                                        -------       -------

      Total stockholders' equity                        $13,745       $13,645
                                                        -------       -------

                                                        $50,130       $57,382
                                                        =======       =======

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)
- ---------------------------------------------------------------------------------------------------


                                                Quarter Ended                   Six Months Ended
                                           -----------------------          -----------------------
                                           June 29,        July 1,          June 29,        July 1,
                                             1996           1995              1996           1995
NET SALES                                   $30,222       $37,942           $53,566         $63,174

COST OF GOODS SOLD                           24,213        31,395            43,575          51,258
                                            -------       -------           -------         -------

  Gross profit                                6,009         6,547             9,991          11,916

OPERATING EXPENSES                            4,570         4,942             8,626           9,350
                                            -------       -------           -------         -------

OPERATING PROFIT                              1,439         1,605             1,365           2,566

INTEREST EXPENSE                                591           537             1,194             956
                                            -------       -------           -------         -------


INCOME BEFORE INCOME TAXES                      848         1,068               171           1,610

PROVISION FOR INCOME TAXES                      322           433                71             661
                                            -------       -------           -------         -------

NET INCOME                                  $   526       $   635           $   100         $   949
                                            =======       =======           =======         =======

NET INCOME PER SHARE                        $  0.13       $  0.15           $  0.02         $  0.23
                                            =======       =======           =======         =======

WEIGHTED AVERAGE SHARES OUTSTANDING           4,200         4,200             4,200           4,200
                                            =======       =======           =======         =======



See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended
                                                                                   ----------------------------
                                                                                   June 29,          July 1,
                                                                                     1996             1995
OPERATING ACTIVITIES:
  Net income                                                                         $    100         $    949
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                                         430              371
    Net loss on disposal of assets                                                         85                2

    Changes in assets and liabilities providing (using) cash:
      Accounts receivable                                                              (1,883)         (11,583)
      Due from factor                                                                                    4,016
      Inventories                                                                       7,519          (23,399)
      Other assets                                                                         54             (597)
      Accounts payable                                                                    (15)          19,761
      Accrued expenses                                                                   (211)            (126)
      Restructuring reserve                                                              (528)               0
                                                                                     --------         --------


            Net cash provided by (used in) operating activities                         5,551         (10,606)

INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                                             (123)          (1,328)
  Proceeds from sale of assets                                                            110                0
                                                                                     --------         --------

            Net cash used in investing activities                                         (13)          (1,328)

FINANCING ACTIVITIES:

  Net borrowings under lines of credit                                                 19,180           11,495
  Payment of previous line of credit                                                  (24,119)
  Payments of long-term borrowings                                                     (1,628)            (365)
  Proceeds from long-term borrowings                                                                     1,402
                                                                                     --------         --------

            Net cash (used in) provided by financing activities                         6,567)          12,532
                                                                                     --------         --------

NET CHANGE IN CASH                                                                     (1,029)             598


CASH - Beginning of period                                                              2,784              395
                                                                                     --------         --------

CASH - End of period                                                                 $  1,755         $    993
                                                                                     ========         ========


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED JUNE 29, 1996 AND JULY 1,1995

1.       ORGANIZATION AND BASIS OF PRESENTATION

         L.A. T Sportswear, Inc. (the "Company") manufactures imprintable and decorable sportswear and distributes undecorated garments for the imprinted garment industry. The Company also purchases merchandise from several national sportswear manufacturers for distribution through seven distribution facilities located across the United States. The Company's customers consist principally of single location retailers in the imprintable and decorable sportswear industry. Such customers operate principally within North America

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the six months ended June 29, 1996 are not necessarily indicative of the operating results for the full year.

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                     June 29,              December 30,
                                       1996                    1995
Raw materials                               $ 1,085                 $ 1,099
Work-in-process                                 514                   1,170
Finished goods                               23,986                  30,835
                                            -------                 -------

                                            $25,585                 $33,104
                                            =======                 =======

3.       LONG-TERM DEBT

         On April 29, 1996, the Company entered into a $35 million credit facility ("new facility") with a new financial institution. The new facility
(i) initially provides for maximum borrowings of $35 million which decline to $30 million on July 31, 1996 (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus 1/2%, (iv) is secured by principally all the Company's assets, (v) requires the payment of certain fees, and (vi) contains covenants which (among other things) require compliance with certain financial tests and restrict corporate activities. This new facility replaced the previous line of credit and term loan facility (and all borrowings thereunder were consequently repaid).

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




                                                   Quarter Ended                  Six Months Ended
                                                ---------------------          ---------------------
                                                June 29,      July 1,          June 29,      July 1,
                                                  1996          1995             1996          1995

          Net Sales                               100.0%       100.0%            100.0%       100.0%

          Cost of goods sold                       80.1         82.8              81.3         81.1
                                                  -----        -----             -----        -----

          Gross profit                             19.9         17.2

          Operating expenses                       15.1         13.0              16.2         14.8
                                                  -----        -----             -----        -----

          Operating profit                          4.8          4.2               2.5          4.1

          Interest expense                          2.0          1.4               2.2          1.5
                                                  ------       -----             -----        -----

          Income before income taxes                2.8          2.8               0.3          2.6

          Provision for income taxes                1.1          1.1               0.1          1.1
                                                  -----        -----             -----        -----

          Net income                                1.7%         1.7%              0.2%         1.5%
                                                  =====        =====             =====        =====



Second Quarter of 1996 Compared to Second Quarter of 1995

         The Company's net sales decreased approximately $7.7 million, or 20.3%, to $30.2 million in the second quarter of 1996 from $37.9 million in the second quarter of 1995. The decrease in net sales was primarily attributable to sluggishness in the industry combined with the closing of two distribution centers at the end of 1995 that were operating in the second quarter of 1995.

         The Company's gross profit decreased approximately $538,000, or 8.2%, to $6.0 million for the second quarter of 1996 from $6.5 million in the second quarter of 1995. The decline is directly related to the decrease in net sales. As a percentage of net sales, gross profit margin increased to 19.9% in the second quarter of 1996 from 17.2% in the second quarter of 1995 primarily due to a greater contribution of sales of Company manufactured products which have a higher gross margin.

         Operating expenses decreased approximately $372,000, or 7.5%, to $4.6 million in the second quarter of 1996 from $4.9 million in the second quarter of 1995. The decrease in operating expenses is due primarily to the Company's closing of two distribution centers as part of a restructuring plan implemented during the 1995 fourth quarter. The benefits of the restructuring were partially offset by increased freight costs and expenses related to collecting accounts receivable. As a percentage of net sales, operating expenses increased to 15.1% in the second quarter of 1996 from 13.0% in the second quarter of 1995.

         As a result of the decrease in net sales, operating profit decreased approximately $166,000, or 10.3%, to approximately $1.4 million in the second quarter of 1996 from $1.6 million in the second quarter of 1995. As a percentage of net sales, operating profit margin was 4.8% in the second quarter of 1996, compared to 4.2% in the second quarter of 1995.

         Interest expense increased approximately $54,000, or 10.1%, to $591,000 in the second quarter of 1996 from $537,000 in the second quarter of 1995, primarily due to higher interest rates on borrowings under the Company's line of credit.

         Income before income taxes decreased approximately $220,000 to $848,000 in the second quarter of 1996 from $1,068,000 in the second quarter of 1995. Income before income taxes as a percentage of net sales remained constant at 2.8% in both the second quarter of 1996 and 1995.

         Net income decreased approximately $109,000 to $526,000 in the second quarter of 1996 from $635,000 in the second quarter of 1995. Net income as a percentage of net sales remained constant at 1.7% in the second quarter of both 1996 and 1995.

First Six Months of 1996 Compared to First Six Months of 1995

         The Company's net sales decreased approximately $9.6 million, or 15.2%, to $53.6 million in the first six months of 1996 from $63.2 million in the first six months of 1995. The decrease in net sales was primarily attributable to sluggishness in the industry combined with the closing of two distribution centers at the end of 1995 that were operating in the first six months of 1995.

         The Company's gross profit decreased approximately $1.9 million, or 16.2%, to $10.0 million for the first six months of 1996 from $11.9 million in the first six months of 1995. The decline is directly related to the decline in net sales. As a percentage of net sales, gross profit margin decreased slightly to 18.7% in the first six months of 1996 from 18.9% in the first six months of 1995.

         Operating expenses decreased approximately $724,000, or 7.7%, to $8.6 million in the first six months of 1996 from $9.4 million in the first six months of 1995. The decrease in operating expenses is due primarily to the Company's closing of two distribution centers as part of a restructuring plan implemented during the 1995 fourth quarter. The benefits of the restructuring were partially offset by increased freight costs and expenses related to collecting accounts receivable. As a percentage of net sales, operating expenses increased to 16.2% in the first six months of 1996 from 14.8% in the first six months of 1995.

         As a result of the decrease in net sales, operating profit decreased approximately $1.2 million, or 46.8% to $1.4 million in the first six months of 1996 from $2.6 million in the first six months of 1995. As a percentage of net sales, operating profit decreased to 2.5% in the first six months of 1996 from 4.1% in the first six months of 1995.

         Interest expense increased approximately $238,000, or 24.9%, to $1.2 million in the first six months of 1996 from $956,000 in the first six months of 1995. The increase was due to both higher interest rates and higher borrowings under the Company's line of credit.

         Income before income taxes decreased approximately $1.4 million to $171,000 in the first six months of 1996 from $1.6 million in the first six months of 1995. Income before income taxes as a percentage of net sales decreased to .3% in the first six months of 1996 from 2.6% in the first six months of 1995.

         Net income decreased approximately $849,000 to $100,000 in the first six months of 1996 from $949,000 in the first six months of 1995. Net income as a percentage of net sales decreased to .2% in the first six months of 1996 from 1.5% in the first six months of 1995.

         In December 1995, the Company implemented a restructuring plan that contemplated, among other things, the closing of two distribution facilities. As a result of the continuing effects of the restructuring plan, combined with historically slower third and fourth fiscal quarters, management anticipates that the Company's operating results may decline for the remainder of 1996. Management continues to focus on operational improvements in order to restore profitability on a longer-term basis.

Liquidity and Capital Resources

         Net cash provided by operations was approximately $5.6 million for the six months of 1996 compared to net cash used in operations of $10.6 million in the first six months of 1995. The net cash provided by operations in the first six months of 1996 was primarily through reduced inventory levels.

         On April 29, 1996, the Company entered into a $35 million credit facility (the "new facility") with a new financial institution. The new facility (i) initially provides for maximum borrowings of $35 million which decline to $30 million on July 31, 1996 (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus
1/2%, (iv) is secured by principally all the Company's assets, (v) requires the payment of certain fees, and (vi) contains covenants which, among other things, require compliance with certain financial tests and restrict corporate activities. This new facility replaced the previous line of credit and term loan facility (and all borrowings thereunder were consequently repaid). As of June 29, 1996, the Company had $2.1 million of additional borrowing available under the new facility.

         The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management further believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs in fiscal 1996. However, if there is a significant reduction of internally generated funds, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.


Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 23, 1996, the Company held its 1996 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Isador E. Mitzner, J. David Keller, Kenneth L. Bernhardt, Nathan Koenigsberg, Irwin Lowenstein and A Gordon Tunstall. The number of votes cast for and against the election of each nominee for director was as follows:

     Director                                   For     Against
     --------                                   ---     -------
   Isador E. Mitzner . . . . . . . . .       3,748,687     0
   J. David Keller . . . . . . . . . .       3,748,687     0

   Kenneth L. Bernhardt  . . . . . . .       3,748,687     0

   Nathan Koenigsberg  . . . . . . . .       3,748,687     0
   Irwin Lowenstein  . . . . . . . . .       3,748,687     0

   A Gordon Tunstall . . . . . . . . .       3,748,687     0


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------
              (a)    Exhibits.
                     27  Financial Data Schedule (for SEC use only).

              (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 29 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   L.A. T SPORTSWEAR, INC.



Dated:   August 12, 1996           By:  /s/ Isador E. Mitzner
                                        -------------------------------------
                                        Isador E. Mitzner, Chairman
                                        and Chief Executive Officer



Dated:   August 12, 1996           By:  /s/ Robert C. Aldworth
                                        -----------------------------------
                                        Robert C. Aldworth
                                        Chief Operating Officer
                                        (acting principal financial
                                        and accounting officer)