Form 10-Q
period 1996-09-28
LA T SPORTSWEAR INC /
filed 1996-11-12
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
    September 28, 1996                                           0-23234


                           L.A. T SPORTSWEAR, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)




          Georgia                                                58-1724902
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



1200 Airport Road, Ball Ground, Georgia                              30107
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:       (770) 479-1877
                                                   -----------------------------

                               Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X          No
                      -----          -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


     Common Stock, without par value                  4,200,001 shares
     -------------------------------          --------------------------------
                 Class                        Outstanding at November 12, 1996

PART I.  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
L.A.T SPORTSWEAR, INC.

BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)
-------------------------------------------------------------------------------


                                                SEPTEMBER 28,  DECEMBER 30,
 ASSETS                                               1996           1995
                                                    (UNAUDITED)
 CURRENT ASSETS:
    Cash                                             $     1,937    $    2,784
    Accounts receivable (trade) - net                     10,624        11,948
    Inventories                                           25,246        33,104
    Other current assets                                   2,908         3,513
                                                      ----------     ---------

       Total current assets                               40,715        51,349

 PROPERTY, PLANT, AND EQUIPMENT                            4,965         5,841

 OTHER ASSETS                                                386           192
                                                      ----------     ---------

                                                      $   46,066     $  57,382
                                                      ==========     =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable                                  $    9,899    $    8,354
    Current portion of long-term debt                         40        30,328
    Accrued expenses                                       1,400         1,606
    Restructuring reserves                                 1,418         2,050
                                                      ----------     ---------

       Total current liabilities                          12,757        42,338

 LONG-TERM DEBT                                           20,027           821

 DEFERRED INCOME TAXES                                       520           578

 STOCKHOLDERS EQUITY:
    Preferred stock, 5,000,000 shares authorized;
     no shares issued
    Common stock, no par value; 25,000,000
     shares authorized; 4,200,001 shares issued
     and outstanding                                      10,825        10,825
    Paid-in capital                                        3,304         3,304
    Accumulated deficit                                   (1,367)         (484)
                                                      ----------     ---------

       Total stockholders' equity                         12,762        13,645
                                                      ----------     ---------

                                                      $   46,066     $  57,382
                                                      ==========     =========

See notes to unaudited financial statements.


L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------

                                         Quarter Ended                   Nine Months Ended
                                   ---------------------------      ----------------------------
                                   September 28, September 30,      September 28,  September 30,
                                        1996       1995                1996           1995

NET SALES                              $22,857    $33,680               $76,423      $96,854

COST OF GOODS SOLD                      19,594     28,414                63,169       79,672
                                       -------    -------               -------      -------

 Gross profit                            3,263      5,266                13,254       17,182

OPERATING EXPENSES                       3,859      4,775                12,486       14,126
                                       -------    -------               -------      -------

OPERATING (LOSS) PROFIT                   (596)       491                   768        3,056

OTHER EXPENSE (PRINCIPALLY INTEREST)       458        761                 1,651        1,716
                                       -------    -------               -------      -------

(LOSS) INCOME BEFORE INCOME TAXES       (1,054)      (270)                 (883)       1,340

(BENEFIT) PROVISION FOR INCOME TAXES       (71)      (103)                               558
                                       -------    -------               -------      -------

NET (LOSS) INCOME                      $  (983)   $  (167)              $  (883)     $   782
                                       =======    =======               =======      =======

NET (LOSS) INCOME PER SHARE:           $ (0.23)   $ (0.04)              $ (0.21)     $  0.19
                                       =======    =======               =======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING      4,200      4,200                 4,200        4,200
                                       =======    =======               =======      =======


See notes to unaudited financial statements.


L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED
                                                                   ---------------------------
                                                                   SEPTEMBER 28,  SEPTEMBER 30,
                                                                       1996           1995

OPERATING ACTIVITIES:
  Net (loss) income                                                  $  (883)       $   782
  Adjustments to reconcile net (loss) income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                      663            563
      Net (gain) loss on disposal of assets                                               2
      Changes in assets and liabilities:
        Accounts receivable                                            1,324         (7,306)
        Inventories                                                    7,858        (17,793)
        Other                                                            356           (677)
        Accounts payable                                               1,545         12,844
        Accrued expenses                                                (206)           446
        Restructuring reserves                                          (632)
                                                                     -------        -------

           Net cash provided by (used in) operating activities        10,025        (11,139)

INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                            (171)        (1,447)
  Proceeds from sale of assets                                           381
                                                                     -------        -------

           Net cash provided by (used in) investing activities           210         (1,447)

FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                14,676         12,552
  Payment of previous line of credit                                 (24,119)
  Proceeds from long-term borrowings                                                  1,402
  Payments of long-term borrowings                                    (1,639)          (456)
                                                                     -------        -------

           Net cash (used in) provided by financing activities       (11,082)        13,498

NET CHANGE IN CASH                                                      (847)           912

CASH, BEGINNING OF PERIOD                                              2,784            395
                                                                     -------        -------

CASH, END OF PERIOD                                                  $ 1,937        $ 1,307
                                                                     =======        =======

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

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

   The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission for the year ended December 30, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the nine months ended September 28, 1996 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

   Inventories consisted of the following (in thousands):


                                  September 28,   December 30,
                                      1996           1995

Raw materials                       $ 1,220        $ 1,099
Work-in-process                         399          1,170
Finished goods                       23,627         30,835
                                    -------        -------

                                    $25,246        $33,104
                                    =======        =======


3. LONG-TERM DEBT

   On April 29, 1996, the Company entered into a $35 million credit facility ("new facility") with a new financial institution. The new facility (i) initially provided for maximum borrowings of $35 million which declined to $30 million on July 31, 1996 (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires in the second quarter of 1999, (iii) initially had an interest rate of prime plus 1/2%, (iv) is secured by principally all the Company's assets, (v) requires the payment of certain fees, and (vi) contains covenants which (among other things) require compliance with certain financial tests and restrict certain corporate activities. The new facility replaced the previous line of credit and term loan facility (and all borrowings thereunder were consequently repaid). The new facility was amended on November 12, 1996. The amendment modified certain covenants to reflect current and projected operating results and waived certain defaults. The amendment also changed the borrowing rate to prime plus 1%.

4. PENDING LITIGATION

   The Company (including certain of its officers and directors) is a defendant in a lawsuit concerning certain alleged omissions in its January 1994 initial public offering documents. The plaintiff seeks unspecified amounts of damages. The Company intends to defend this matter vigorously. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result from their resolution has been made in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.


                                               Quarter Ended                   Nine Months Ended
                                        ----------------------------      -----------------------------
                                        September 28,  September 30,      September 28,   September 30,
                                            1996           1995                1996           1995
Net Sales                                   100.0%         100.0%             100.0%          100.0%
                                            -----          -----              -----           -----
Cost of goods sold                           85.7           84.4               82.7            82.3
                                            -----          -----              -----           -----
Gross profit                                 14.3           15.6               17.3            17.7
Operating expenses                           16.9           14.1               16.3            14.5
                                            -----          -----              -----           -----
Operating (loss) profit                      (2.6)           1.5                1.0             3.2
Interest expense                              2.0            2.3                2.2             1.8
                                            -----          -----              -----           -----
(Loss) income before income taxes            (4.6)          (0.8)              (1.2)            1.4
(Benefit) provision for income taxes         (0.3)          (0.3)               --              0.6
                                            -----          -----              -----           -----
Net (loss) income                            (4.3)%         (0.5)%             (1.2)%           0.8%
                                            =====          =====              =====           =====

Third Quarter of 1996 Compared to Third Quarter of 1995

     The Company's net sales decreased approximately $10.8 million, or 32.1%, to $22.9 million in the third quarter of 1996 from $33.7 million in the third quarter of 1995. The decrease in net sales was primarily attributable to sluggishness in the industry combined with the closing of two distribution centers at the end of 1995 that were operating in the third quarter of 1995, as well as the closing of the screen print operations during the third quarter of 1996. The facility closings were part of the December 1995 restructuring.

     The Company's gross profit decreased approximately $2.0 million, or 38.0%, to $3.3 million for the third quarter of 1996 from $5.3 million in the third quarter of 1995. As a percentage of net sales, gross profit margin decreased to 14.3% in the third quarter of 1996 from 15.6% in the third quarter of 1995. The decline in gross profit is attributable to both the decrease in net sales and to intensified competitive pricing.

     Operating expenses decreased approximately $916,000, or 19.2%, to $3.9 million in the third quarter of 1996 from $4.8 million in the third quarter of 1995. The decrease in operating expenses is due primarily to the Company's closing of two distribution centers and the screen print operations as part of a restructuring plan implemented during the 1995 fourth quarter. The benefits of the restructuring were partially offset by the Company's investment in operational and administrative improvements. As a percentage of net sales, operating expenses increased to 16.9% in the third quarter of 1996 from 14.1% in the third quarter of 1995 as a result of lower net sales.

     As a result of the decrease in net sales and gross profit margin, the Company had an operating loss of approximately $(596,000) in the third quarter of 1996 compared to an operating profit of $491,000 in the third quarter of 1995. As a percentage of net sales, the operating loss was (2.6)% in the third quarter of 1996, compared to an operating profit margin of 1.5% in the third quarter of 1995.

     Interest expense decreased approximately $303,000, or 39.8%, to $458,000 in the third quarter of 1996 from $761,000 in the third quarter of 1995, primarily due to reduced borrowings under the Company's line of credit and as a result of lower accounts receivable and inventories.

     Loss before income taxes increased approximately $784,000 to $(1.1 million) in the third quarter of 1996 from $(270,000) in the third quarter of 1995. Loss before income taxes as a percentage of net sales was (4.6)% in the third quarter of 1996, compared to (0.8)% in the third quarter of 1995.

     Net loss increased approximately $816,000 to $(983,000) in the third quarter of 1996 from $(167,000) in the third quarter of 1995. Net loss as a percentage of net sales increased to (4.3)% in the third quarter of 1996 from (0.5)% in the third quarter of 1995.

First Nine Months of 1996 Compared to First Nine Months of 1995

     The Company's net sales decreased approximately $20.4 million, or 21.1%, to $76.4 million in the first nine months of 1996 from $96.8 million in the first nine months of 1995. The decrease in net sales was primarily attributable to sluggishness in the industry combined with the closing of two distribution centers at the end of 1995 that were operating in the first nine months of 1995 and the closing of the screen print operations during the third quarter of 1996.

     The Company's gross profit decreased approximately $3.9 million, or 22.9%, to $13.3 million for the first nine months of 1996 from $17.2 million in the first nine months of 1995. The decline is primarily related to the decline in net sales and to intensified competitive pricing. As a percentage of net sales, gross profit margin decreased to 17.3% in the first nine months of 1996 from 17.7% in the first nine months of 1995.

     Operating expenses decreased approximately $1.6 million, or 11.6%, to $12.5 million in the first nine months of 1996 from $14.1 million in the first nine months of 1995. The decrease in operating expenses is due primarily to the Company's closing of two distribution centers and the screen print operations as part of a restructuring plan implemented during the 1995 fourth quarter. The benefits of the restructuring were partially offset by the Company's investment in operational and administrative improvements. As a percentage of net sales, operating expenses increased to 16.3% in the first nine months of 1996 from 14.5% in the first nine months of 1995.

     As a result of the decrease in net sales and gross profit margin, operating profit decreased approximately $2.3 million to $768,000 in the first nine months of 1996 from $3.1 million in the first nine months of 1995. As a percentage of net sales, operating profit decreased to 1.0% in the first nine months of 1996 from 3.2% in the first nine months of 1995.

     Interest expense was approximately $1.7 million in the first nine months of 1996 and the first nine months of 1995.

     Income (loss) before income taxes decreased approximately $2.2 million to a loss of $(883,000) in the first nine months of 1996 from income of $1.3 million in the first nine months of 1995. Income (loss) before income taxes as a percentage of net sales decreased to (1.2)% in the first nine months of 1996 from 1.4% in the first nine months of 1995.

     Net income decreased approximately $1.7 million to a loss of $(883,000) in the first nine months of 1996 from $782,000 in the first nine months of 1995. Net income as a percentage of net sales decreased to (1.2)% in the first nine months of 1996 from 0.8% in the first nine months of 1995.

     In December 1995, the Company implemented a restructuring plan that contemplated, among other things, the closing of two distribution facilities, a manufacturing facility and the screen print operations. As a result of the continuing effects of the restructuring plan, combined with a historically slower fourth quarter, management anticipates that the Company's operating results may decline for the remainder of 1996. Management continues to focus on operational and administrative improvements in order to restore profitability on a longer-term basis.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was approximately $10.0 million for the first nine months of 1996 compared to net cash used in operations of $11.1 million in the first nine months of 1995. The net cash provided by operations in the first nine months of 1996 was primarily generated through reduced inventory and accounts receivable levels.

     On April 29, 1996, the Company entered into a $35 million credit facility (the "new facility") with a new financial institution. The new facility (i) initially provided for maximum borrowings of $35 million which declined to $30 million on July 31, 1996 (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires in the second quarter of 1999, (iii) initially had an interest rate of prime plus 1/2%, (iv) is secured by principally all the Company's assets, (v) requires the payment of certain fees, and (vi) contains covenants which, among other things, require compliance with certain financial tests and restrict certain corporate activities. This new facility replaced the previous line of credit and term loan facility (and all borrowings thereunder were consequently repaid). As of September 28, 1996, the Company had $519,000 of additional borrowing available under the new facility. The new facility was amended on November 12, 1996.
The amendment modified certain covenants to reflect current and projected operating results and waived certain defaults. The amendment also changed the borrowing rate to prime plus 1%.

     The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management further believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs in fiscal 1996. However, if there is a significant reduction of internally generated funds or the Company is unable to meet the operating projections used in amending the credit facility, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

                         PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

     On August 19, 1996, the United States District Court for the Northern District of Georgia denied a motion for class certification sought by the plantiff in one of two class action suits previously filed against the Company.

     In March 1994, Edward L. Slate filed a class action lawsuit against the Company, its directors and executive officers and the managing underwriter of the Company's initial public offering, alleging that the offering documents contained a material omission, therfore making those documents materially false and misleading. In May 1995, Omega partners L.P. filed a separate class action against the same defendants. The Company denied the allegations contained in these actions.

     The court denied Slate's motion for class certification, finding that Slate was not a member of the class that could assert one of the claims alleged in the Complaint. On August 27, 1996, Slate filed a Motion for Reconsideration of the denial of class certification. The court has not yet ruled on such motion. On August 30, 1996, Omega Partners L.P. voluntarily dismissed its action against the Company.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits.
                   Exhibit 27 - Financial Data Schedule (for SEC use only).

              (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 28, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  L.A. T SPORTSWEAR, INC.





Dated:  11/12/96     , 1996       By:  /s/ Isador E. Mitzner
        -------------                  ----------------------------------------
                                       Isador E. Mitzner, Chairman
                                       and Chief Executive Officer



Dated:  11/12/96     , 1996       By:  /s/ Robert C. Aldworth
        -------------                  ----------------------------------------
                                       Robert C. Aldworth
                                       Chief Operating Officer
                                       (acting principal financial and
                                       accounting officer)