Form 10-K405
period 1996-12-28
LA T SPORTSWEAR INC /
filed 1997-03-27
CIK 913950

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                             ---------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                          COMMISSION FILE NO. 0-23234

                            L.A. T SPORTSWEAR, INC.

                             A Georgia Corporation
                  (IRS Employer Identification No. 58-1724902)
                               1200 Airport Drive
                           Ball Ground, Georgia 30107
                                 (770) 479-1877

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      NONE

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                        COMMON STOCK, WITHOUT PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (1,235,002 shares) on March 18, 1997 was $540,313. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

     The number of shares outstanding of the registrant's Common Stock, without par value, as of March 18, 1997: 4,200,001 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1997 are incorporated by reference into
Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     L.A. T Sportswear, Inc. (the "Company") is a national distributor and manufacturer of quality imprintable and decorable knitted sportswear. Through its distribution operations (which are carried out under the name Full Line Distributors), the Company is a national distributor of undecorated garments for the imprinted sportswear industry, carrying one of the broadest product lines in the industry, including basic T-shirts and sweatshirts, golf shirts, baseball and golf caps, athletic jackets, athletic jerseys and shorts, bags and aprons. The Company carries the products and brands of nationally recognized manufacturers, including Fruit of the Loom(R), Hanes(R), Russell(R) and Jonathan Corey(R), as well as its own line of manufactured apparel. Through its manufacturing operations (which are carried out under the name L.A. T Sportswear), the Company designs, manufactures and markets decorable sportswear, primarily for the infant and toddler, youth and fashion adult markets. The Company's products, which include basic T-shirts and sweatshirts, one-piece rompers, dresses and fashion coordinates, are marketed under the following brand names: Rabbit Skins(R) (infants and toddler wear); L.A. T For Kids(R) (youth wear, ages five to ten); and L.A. T Sportswear(R) (adult fashion wear).

     As a national sportswear distributor, the Company targets the small independent imprinter and decorator and seeks to provide that customer with one of the broadest product offerings in the industry, carried in-depth at multiple locations to ensure that the customer's order is filled and received on a "just in time" basis. The Company's strategy as a manufacturer is to focus on market and product niches, such as infant and toddler sportswear and fashion adult sportswear; to provide a high level of customer order support through the maintenance of substantial product inventories and flexible production scheduling; and to design innovative products for both the adult and children's market segment.

     Prior to 1994, the Company's operations were conducted in two commonly controlled corporations, the Connection Group, Inc., which conducted the manufacturing operations, and SPZ, Inc., which conducted the distribution operations.

     The Connection Group, Inc. was founded in 1978 as a broker of overstocked and discontinued T-Shirts and other screen printable garments and later became an independent manufacturers' sales representative and a baseball and golf cap distributor. Subsequently, the Company purchased the cut and sew operations of its contract manufacturer and commenced its own manufacturing operations. The T-shirt brokerage, cap distribution and manufacturers' representative operations were spun-off from the Company in 1990. SPZ, Inc. was started in 1987 with the merger of two small independent distribution locations in Texas and Southern California, each of which carried a limited line of imprintable golf and sport shirts. The Company now has distribution centers in Atlanta, Cleveland, Fullerton, Hartford, Houston, Miami and St. Louis metropolitan areas. Concurrently with the Company's initial public offering in January 1994, The Connection Group, Inc. was merged into SPZ, Inc., and the name of the surviving entity was changed to L.A. T Sportswear, Inc.

     The Company's executive offices are located at 1200 Airport Drive, Ball Ground, Georgia 30107 and its telephone number is (770) 479-1877.

OPERATIONS

     The Company is a national wholesaler of decorable sportswear and accessories. The imprinted sportswear industry is highly fragmented and includes a wide variety of businesses such as screenprinters, embroiderers, advertising specialty companies, crafters and sporting goods and uniform companies. The majority of the Company's distribution customers are small, independent companies that lack the capitalization and space requirements to warehouse their product needs, instead relying on wholesalers such as the Company to supply their products. The Company believes that for these customers, breadth of product line, immediate availability of product and superior customer service are as important as price. For these reasons, the Company's distribution operations are geared to breadth of product line, depth of inventory and prompt order filling, as well as competitive pricing. While management believes that most of its competitors carry only basic items such as

T-shirts and sweatshirts, the Company carries these items as well as a wide variety of specialty products from bags and aprons to golf shirts in 20 colors and sizes ranging from small to triple-extra large.

     In addition to its distribution operations, the Company also designs, manufactures and markets its own lines of imprintable and decorable sportswear for the infant and toddler, youth and fashion adult markets and produces printed garments for sale to mass merchants and specialty retailers and private label garments for selected distributors, screenprinters and retailers. In its manufacturing operations, the Company seeks market niches in the imprinted sportswear industry where it has a competitive advantage by virtue of its ability to manufacture on a shorter product run basis than fully integrated mills, and where innovative product design or fabric introductions can differentiate it from its competitors.

  Products

     The Company's distribution philosophy is to provide its customers the broadest selection of imprintable sportswear in the industry, carried in depth in inventory, and available to the customer within the most responsive time. To accomplish this goal, the Company avoids duplicating the product offerings of multiple manufacturers, and instead, generally carries the garment of only one or two manufacturers in any given product. By not carrying the same product of multiple manufacturers, the Company is able to carry deeper inventories and a broader selection of products as a whole.

     At December 28, 1996, the Company's inventory included approximately 300 styles of products from 13 garment and accessories manufacturers. This inventory included approximately 6,900 individual items (SKUs) including all color and size variations. The Company's primary suppliers are Fruit of the Loom(R), Hanes(R) and Russell(R) (T-shirts and sweatshirts), Print-Ons(R) and Jonathan Corey(R) (golf shirts and sports shirts), Auburn Sportswear(R) (athletic jackets), Yupoong(R) (baseball and golf caps), Augusta(R)Sportswear (athletic jerseys, shorts, aprons and bags), Rabbit Skins(R) (toddler and infant wear), Fieldcrest/Cannon(TM) (golf and beach towels) and L.A. T For Kids(R) and L.A. T Sportswear(R) (adult and youth sportswear). Product offerings are reviewed annually in connection with the preparation of customer catalogs, new and expanded lines are routinely added and slow moving or discontinued products are deleted.

     The Company generally enters into non-exclusive oral distribution agreements with the vendors of the products it distributes which are cancelable by either party upon notice. Management believes that the current relationship with its vendors is satisfactory.

  Distribution and Warehousing

     As of March 14, 1997, the Company operated seven distribution centers located in the metropolitan areas of Atlanta, Cleveland, Hartford, Houston, Los Angeles, Miami and St. Louis. Each distribution center is leased, ranges from approximately 41,000 to 62,000 square feet and carries the Company's complete product line. Each facility is supervised by a location manager and includes a support staff, with overflow and backup customer service capability by a central group of customer service representatives at the Atlanta location.

     A customer order entered by a customer service representative on the centralized inventory control computer system automatically generates a picking ticket in the warehouse. Each customer order is then hand picked, checked and packed, and the shipment staged in the warehouse for customer pick-up or shipment by UPS or other carrier. In the event the order-entering distribution center is out of stock on all or any portion of a customer's order, the order may be completed for same day shipment from any of the Company's other distribution centers.

CUSTOMERS AND CUSTOMER SERVICE

     The Company's customers are predominantly small independent imprinters, embroiderers, advertising specialty companies, crafters and sporting goods and uniform companies which purchase their requirements on an as needed basis for immediate delivery. At December 28, 1996, the Company had an active customer list of over 30,000 customers (customers who had placed an order within the preceding year). In 1996, the largest customer accounted for less than 3% of the Company's $95 million in sales and the Company's ten largest customers accounted for less than 11% of sales. By contrast, approximately 76% of sales were to customers who purchased less than $100,000 worth of merchandise during the year. All credit decisions are handled by the Company's centralized credit staff at its Atlanta facility. For 1996, the Company experienced credit losses of less than 1% of sales.

     The Company has a centralized customer service department located in Atlanta. Customer service lines are answered Monday through Friday from 8:00 a.m. to 6:00 p.m., local time. The distribution operations offer same day shipping on all orders placed before 4:00 p.m. and 24-hour shipping on all other orders.

     Customer service representatives are required to be familiar with the entire product line and able to answer customer questions concerning the Company's product offerings. The Company utilizes a comprehensive training program for new customer service representatives. Each service representative spends time training in the warehouse, pulling customer orders and learning the product lines. Trainees are provided with a training manual which details each style with complete line sketches of each product highlighting all features and detailing all colors and sizes, dimensions and fabric content. The manual also outlines telephone and order entry procedures, both computerized and manual, and provides tests to ensure that service representatives are trained to the operations' standards.

  Marketing and Advertising

     The Company primarily markets its products through its catalog, trade shows, major trade magazines and direct mail flyers. The Company produces and distributes approximately 300,000 catalogs annually and exhibits at several trade shows. The advertisements and flyers are designed to educate the customer about the Company's business by highlighting its multiple locations, extended operating hours, excellent service and product availability.

     The Company exhibited at nine shows in 1996. The participation in these trade shows provides L.A. T with excellent opportunities to display its collection of imprintable apparel and solicit new customers.

  Product Development

     The Company's imprintable knitted sportswear products (blanks) are focused in the areas of infant and toddler, youth and fashion adult sportswear. Under its registered label Rabbit Skins(R), the Company produces a full line of activewear for infants and toddlers, including basic T-shirts and sweatshirts, one-piece rompers, dresses and fashion coordinates. The Company's 1997 Rabbit Skins(R) line (exclusive of printed products) consists of approximately 52 styles and over 680 SKUs including all color and size variations. Garments in this line are manufactured using a variety of fabrics including 100% cotton and 50% cotton/50% polyester.

     Rabbit Skins(R) infant and toddler wear was the first product line developed by the Company and the Company believes it is a major manufacturer in this category of imprintable garments. For 1996, sales of Rabbit Skins(R) products accounted for 11.8% of the Company's net sales.

     The Company also produces a line of imprintable youth garments under the label L.A. T For Kids(R) (ages five to ten years) with product offerings such as basic T-shirts, dresses and fashion coordinates, including leggings and shorts. For 1997, the youth line consists of approximately 15 styles and over 140 SKUs including all color and size variations.

     The Company designs and manufactures a line of adult activewear under the label L.A. T Sportswear(R). Offerings in this line consist of shorts, fashion T-shirts and tops, and cover-ups. The adult line consists of approximately 27 styles and over 450 SKUs. The L.A. T Sportswear(R) line tends to be more upscale and fashion oriented, avoiding the commodity-type garment offerings. Although all L.A. T Sportswear(R) garments are sold as separates, the Company makes available many products in the line as top/bottom coordinates.

     Product development and new product design are the primary responsibility of the Company's merchandising department, with new product ideas and proposals subject to review by the Company's marketing personnel and executive officers at regularly scheduled meetings. The Company considers itself an innovator in new product style development.

     The Company had historically designed, manufactured and marketed screenprinted garments for sale to mass merchants, resort area shops, college book stores, theme and water parks, specialty stores and department stores. Printed products included both garments bearing the licensed names, logos and mascots of major colleges and universities, as well as unlicensed art work developed by the Company's creative design staff or the custom art work of its customers. The Company paid a royalty on licensed product sales ranging from 6.5% to 9.0%. In 1996, sales of printed products constituted 4.1% of net sales. The Company was a sub-licensee of Hanes(R) for the printing and sale of fashion merchandise for the 1996 Atlanta Summer Olympic Games. The Company paid royalties on sales of such merchandise ranging from 10.0% to 20.0%, depending on the type of sale. In August 1996, the Company discontinued its screen print operations as part of its efforts to streamline operations.

  Sales and Marketing

     The Company utilizes both independent commissioned sales representatives and its own sales staff to sell its blank products to distributors in the imprintable sportswear industry, to larger screenprinters, craft chain stores and to retailers who buy direct and perform their own screenprinting. The Company's national sales manager coordinates the activities of both its independent sale representatives, as well as its own sales staff. In 1996, 5.1% of the Company sales were to craft stores and other retailers such as Wal-Mart, Michaels Stores, Garden Ridge Pottery, Hobby Lobby, and Fabri-Centers. In January 1995, the Company began carrying all of its manufactured products at all of its distribution locations.

  Manufacturing Operations

     The Company's product lines are manufactured at three facilities in Georgia. Management believes that the manufacturing of its products domestically permits it to have greater control over production, enhances the quality of the finished product and facilitates greater responsiveness to its customers' needs. Management also believes that the Company's ability to accommodate orders in varying quantities while controlling production costs and maintaining consistent quality provides it with a competitive advantage.

     For approximately 90% of the fabric used in its garments, the Company purchases yarn which is knitted, dyed and finished (curing and color fixation) on a contract basis. The remainder of fabric used in its garments (primarily fleece goods) is purchased in a fully finished state from several outside suppliers. All incoming fabric is received and inspected at the centralized cutting facility in Ball Ground, Georgia. The fabric storage operations are likewise located in this facility, which also houses production control, inventory management and purchasing personnel.

     Cut and sew operations involve several stages. Patterns are created and cutting templates are produced by a fully computerized Lectra Systems(R) marking and grading system, which allows the Company to produce more accurate patterns and grading between sizes. Using computerized equipment to ensure consistency of fit, the initial patterns are adjusted to produce patterns for each size to be manufactured in a particular style. The computerized equipment creates markers in order to efficiently produce a specified number of garments in designated sizes. The markers are placed over layers of fabric and the pattern pieces are cut, checked and prepared for sewing manually by cutting teams. These pieces are then sewn together to form the completed product.

     The Company's sewing operations are currently located at two facilities, one in Ball Ground, Georgia and one in Roberta, Georgia. As part of its effort to streamline operations, the Company closed its Fyffe, Alabama sewing facility in the Spring of 1996. Sewing operators in all facilities are compensated on a piece work incentive basis. The sewing operators are cross-trained on a variety of garments and operations, which tends to maximize the flexibility of the plants, permitting shorter sewing cycles and allowing quick change in the production of other garments, as sales demands dictate.

     The finished garments are counted and packed at the individual sewing plants and then shipped to the centralized warehouse and shipping facilities in Ball Ground, Georgia. All inventory of finished goods in full cases is barcoded for inventory tracking. Inventory, production, labor and other cost items are maintained for each individual plant on the Company's centralized management information and inventory tracking computer located at the corporate headquarters facility. In the past, the Company's commitment to customer service has required it to maintain substantial inventories of finished goods. The Company's current focus, consistent with this commitment to customer service, is to maximize the responsiveness and flexibility of its cutting and sewing operations enabling it to reduce finished goods inventory levels.

     All of the Company's manufacturing facilities are currently operated on a single shift basis. Management believes that the physical capacity of its own facilities is currently adequate to meet the Company's manufacturing needs for the foreseeable future.

     The Company continually reviews the feasibility of effecting additional cost savings and margin increases by further integration of the manufacturing process. Accordingly, the Company may, in the future, determine that development of fabric knitting, dyeing or finishing capacity for some or all of its fabric needs would be advantageous and may acquire facilities for those purposes.

  Raw Materials and Supplies

     The primary raw materials used in the Company's manufacturing operations are cotton and synthetic yarns which are purchased on a contractual basis (usually 12 months in advance) from a small number of suppliers. The Company also contracts for the conversion of its yarn to finished fabric, primarily through a single knitting source and two contract finishing houses. Approximately 10% of the Company's total fabric needs (primarily fleece material) is purchased from a small number of outside sources. The Company currently utilizes limited supply sources on the theory that the loyalty and commitment generated by the long standing business relationship between supplier and customer outweighs the risk inherent in dependency on limited sources of supply. At the same time, the Company believes that alternative sources of supply, both for raw materials and conversion services, are readily available at competitive prices and its reliance on limited supply sources causes no significant risk to the business.

  Backlog

     As of February 28, 1997 and 1996, the Company had a backlog of orders of approximately $1,901,470 and $3,008,445, respectively, for products to be delivered during the respective fiscal years.

  Competition

     Competition in the screenprint garment distribution business is intense and is based primarily on product line quality, availability and prompt delivery of products, price, level of customer support and the ability to offer a wide selection of products. Some of the Company's competitors have substantially greater financial resources and larger staffs. Principal competitors include national distributors such as Broder Brothers, Staton Wholesale, California Shirt Sales and South Carolina Tees, as well as regional distributors such as San Mar, Alpha Shirts and Stardust.

     In some cases, the Company also competes with manufacturers that sell directly to screenprinters, sometimes at prices below those charged by the Company for similar products. Most manufacturers, however, limit their direct sales only to large resellers because of the costs associated with dealing with a large number of small volume customers.

     The imprinted sportswear segment of the apparel industry is highly fragmented and includes several companies that have substantially greater financial resources and manufacturing capabilities than the Company. The Company believes that the primary competition for the manufacturing operations' products comes from two brands in the infant and toddler market (Oneita and Active Edge) and ten to fifteen companies in the youth and adult fashion markets. Competition from imported products is generally not a significant factor in the imprinted knitwear industry, since labor is a lesser component of the total cost of the finished goods than in more complicated garments. The Company competes in this aspect of its business primarily based on product design, quality and responsiveness to customer service needs. In addition, price is a significant competitive factor in the imprintable garment industry.

EMPLOYEES

     At December 28, 1996, the Company employed approximately 430 full time employees, of which 40 were salaried, 246 were paid on an hourly basis and 144 were paid on an incentive piece work basis. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME                                        POSITION WITH COMPANY
----                                        ---------------------
Isador E. Mitzner..................  Chairman of the Board and Chief
                                       Executive Officer
J. David Keller....................  President and Secretary
Robert C. Aldworth.................  Executive Vice President and Chief
                                       Operating Officer

     ISADOR E. MITZNER, age 45, founded the Company and its predecessors, and has served as its Chairman and Chief Executive Officer since its inception in 1978.

     J. DAVID KELLER, age 49, joined the Company in March 1981 and has served as President of the L.A. T Sportswear operations since 1987. Mr. Keller has served as a director of the Company since 1986, as President since October 1993, and as Secretary of the Company since March 1994. For three years prior to joining the Company, Mr. Keller worked for Hanes Activewear as a sales representative in the Southeast United States and the Caribbean.

     ROBERT C. ALDWORTH, age 44, joined the Company in January 1996 as Executive Vice President and Chief Operating Officer. From January to November 1995, Mr. Aldworth served as Executive Vice President and Chief Financial Officer of Harry's Farmers Market, Inc., a manufacturer, distributor and retailer of specialty perishable food products. From 1991 to 1995, Mr. Aldworth served as Vice President and Chief Financial Officer of GenRad, Inc., a supplier of integrated test and diagnostic systems.

TRADEMARKS

     The Company believes its trademarks have significant value and are important to its marketing efforts. The Company has registered the trademarks Rabbit Skins(R), L.A. T For Kids(R) and L.A. T Sportswear(R) with the United States Patent and Trademark office. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

     The Company sells products under various trademarks and trade names used in this Annual Report that are the property of owners other than the Company. The following is a list of such trademarks and tradenames that are used in this Annual Report: Fruit of the Loom(R); Hanes(R); Russell(R); Jonathan Corey(R); Print Ons(R); Auburn Sportswear(R); Yupoong(R); Augusta(R); and Fieldcrest/Cannon.

ITEM 2.  PROPERTIES

     The following table presents information as to the real properties and facilities of the Company as of March 15, 1997:

FACILITY AND LOCATION            PRIMARY UTILIZATION     SQUARE FOOTAGE    NATURE OF OWNERSHIP
---------------------            --------------------    --------------    -------------------
Ball Ground, Georgia...........  Administration,             68,000        Owned
                                 Sewing, and
                                 Centralized
                                 distribution
Ball Ground, Georgia...........  Production planning,        46,000        Owned
                                 Centralized cutting
                                 and Raw materials
                                 warehousing
Roberta, Georgia...............  Sewing                      22,000        Leased through
                                                                           January 1998
Atlanta, Georgia...............  Administration and          56,000        Leased through
                                 Distribution                              December 1999
Cleveland, Ohio................  Distribution                49,700        Leased through
                                                                           April 2000
Fullerton, California..........  Distribution                43,200        Leased through
                                                                           April 2000
Hartford, Connecticut..........  Distribution                48,000        Leased through
                                                                           January 1998
Houston, Texas.................  Distribution                61,600        Leased through
                                                                           December 1998
Miami, Florida.................  Distribution                41,000        Leased through
                                                                           December 1999
St. Louis, Missouri............  Distribution                44,200        Leased through
                                                                           March 2000

ITEM 3.  LEGAL PROCEEDINGS

     Except as set forth below, there are no material legal proceedings to which the Company is a party or to which its properties are subject.

     On March 14, 1994, a class action lawsuit was filed by Edward J. Slate, individually and on behalf of all others similarly situated, in the United States District Court for the Northern District of Georgia against the Company, Messrs. Isador Mitzner, David Keller, Jeffrey Lebedin, Nathan Koenigsberg, David Shelton and The Robinson-Humphrey Company, Inc. The defendants are the Company, three of its directors (and one former director), one of its then officers and the managing underwriter of the Company's initial public offering. The plaintiff purported to represent a class consisting of all persons who purchased common stock of the Company between January 25, 1994 (the date of the Company's initial public offering) and March 7, 1994. The suit alleged that the Company's registration statement and the prospectus for such offering contained a material omission thereby making those documents materially false and misleading. The plaintiffs sought an unspecified amount of damages. The Company, together with all other defendants, filed a Motion to Dismiss the action, which motion was denied by an Order dated March 29, 1995. In that Order, the court also granted the plaintiff's Motion for Certification as a Class Action. The Company and all other defendants filed Motions for Reconsideration, or in the Alternative, for Decertification of the Class Action. On May 30, 1995, the Court granted the Motions for Reconsideration.

     On May 23, 1995, another lawsuit seeking to proceed as a class action was filed by Omega Partners, L.P., individually and on behalf of all others similarly situated, in the same court as the Slate Complaint and against the same defendants. Omega Partners sought to represent a class consisting of all persons who purchased common stock of the Company between January 25, 1994 and March 7, 1994, and also sought to represent a subclass of persons who purchased common stock of the Company from defendant Robinson-Humphrey or any affiliate of Robinson-Humphrey as part of the initial public distribution of shares issued in the offering. The Omega complaint is identical in all other respects to the Slate complaint.

     On August 19, 1996, the Court denied Slate's Motion for Class Certification. On August 30, 1996, prior to filing any motion for class certification, Omega Partners voluntarily agreed to dismiss its action against the Company. On November 22, 1996, the Court denied Slate's Motion for Reconsideration of its prior order denying class certification. On March 24, 1997, the Company settled the Slate lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 28, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol LATS. From January 25, 1994 through February 20, 1997, the Common Stock traded on the Nasdaq National Market. The following table sets forth, by fiscal quarter, the high and low sales prices of the Common Stock reported by The Nasdaq Stock Market during the most recent two years.

                                                              HIGH SALE    LOW SALE
                                                              ---------    --------
FISCAL YEAR ENDED DECEMBER 30, 1995
First Quarter ended April 1, 1995...........................   6 3/4       5 3/4
Second Quarter ended July 1, 1995...........................   7 1/4       3 1/2
Third Quarter ended September 30, 1995......................   4 1/2       2 3/4
Fourth Quarter ended December 30, 1995......................   3 3/8           2
FISCAL YEAR ENDED DECEMBER 28, 1996
First Quarter ended March 30, 1996..........................   2 3/4       2 1/4
Second Quarter ended June 29, 1996..........................   2 3/4       1 7/8
Third Quarter ended September 28, 1996......................   2 3/8         7/8
Fourth Quarter ended December 28, 1996......................   1 1/4         1/2

     As of March 18, 1997, the number of shareholders of record of the Company's Common Stock was approximately 50 and the number of beneficial holders of the Company's Common Stock was approximately 1,000. The Company has not declared or paid any cash dividends on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, bank and other contractual restrictions and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            FISCAL YEAR(1)
                                         -----------------------------------------------------
                                          1996        1995        1994      1993(2)     1992
                                         -------    --------    --------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATE)
OPERATIONS STATEMENT DATA:
Net sales..............................  $94,834    $124,897    $100,356    $78,704    $65,949
Cost of goods sold.....................   79,136     104,941      81,279     61,931     51,271
                                         -------    --------    --------    -------    -------
Gross profit...........................   15,698      19,956      19,077     16,773     14,678
Operating expenses.....................   16,147      21,006      13,015     11,156      9,574
Restructuring charge(3)................       --       1,700          --         --         --
                                         -------    --------    --------    -------    -------
Operating profit (loss)................     (449)     (2,750)      6,062      5,617      5,104
Other income (expense):
  Interest expense.....................   (2,047)     (2,364)       (962)    (1,328)    (1,184)
     Other income (expense)............        4        (266)        (15)        37         48
                                         -------    --------    --------    -------    -------
Income (loss) before income tax and
  extraordinary item...................   (2,492)     (5,380)      5,085      4,326      3,968
  (Provision) benefit for income
     taxes(4)..........................     (172)      1,787      (2,089)      (152)       (86)
                                         -------    --------    --------    -------    -------
  Net income (loss) before
     extraordinary item................   (2,664)     (3,593)      2,996      4,174      3,882
  Extraordinary loss on prepayment of
     line of credit, net of income tax
     benefit of $40 (1994)(5)..........       --          --         (60)        --         --
  Net income (loss)....................  $(2,664)   $ (3,593)   $  2,936    $ 4,174    $ 3,882
                                         =======    ========    ========    =======    =======
  Net loss per share...................  $ (0.63)   $  (0.86)
                                         =======    ========
  Weighted average shares
     outstanding.......................    4,200       4,200
                                         =======    ========
  Distributions declared(6)............  $          $           $  5,550    $ 1,650    $ 1,940
                                         =======    ========    ========    =======    =======
PRO FORMA DATA:
Income before income taxes and
  extraordinary item, as reported......                         $  5,085    $ 4,326    $ 3,968
Pro forma provision for income
  taxes(4).............................                           (2,089)    (1,657)    (1,520)
                                                                --------    -------    -------
Pro forma income before extraordinary
  item.................................                            2,996      2,669      2,448
Extraordinary loss on prepayment of
  line of credit, net of income tax
  benefit of $40 (1994)(5).............                              (60)        --         --
                                                                --------    -------    -------
Pro forma net income...................                         $  2,936    $ 2,669    $ 2,448
                                                                --------    -------    -------
Pro forma net income per share:(7)
  Income before extraordinary item.....                         $   0.72    $  0.74    $  0.67
  Extraordinary loss on prepayment of
     line of credit, net of income tax
     benefit...........................                            (0.01)        --         --
                                                                --------    -------    -------
Pro forma net income...................                         $   0.71    $  0.74    $  0.67
                                                                ========    =======    =======
Pro forma weighted average shares
  outstanding(7).......................                            4,150      3,629      3,629
                                                                ========    =======    =======

                                                            FISCAL YEAR(1)
                                         -----------------------------------------------------
                                          1996        1995        1994      1993(2)     1992
                                         -------    --------    --------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATE)
BALANCE SHEET DATA (AT END OF YEAR):
Working capital........................  $25,688    $  9,011    $ 30,624    $ 6,325    $ 3,553
Property, plant and equipment, net.....    4,315       5,841       5,008      4,413      4,343
Total assets...........................   36,519      57,032      44,567     26,713     28,376
Short-term borrowings(8)...............       22      30,328         372      9,759     11,486
Long-term debt, net of current
  portion..............................   18,929         821      18,391      1,531      1,821
     Stockholders' equity..............   10,981      13,645      17,238      9,396      6,230

---------------

(1) The Company's fiscal year historically ended on December 31. During 1993, the Company changed its year-end to the Saturday closest to December 31. Fiscal years 1996, 1995, 1994, 1993 and 1992 refer to the years ended December 28, 1996, December 30, 1995, December 31, 1994, January 1, 1994 and December 31, 1992, respectively.
(2) In the second quarter of 1993, the Company recognized $642,000 in compensation expense as the result of a share purchase option granted to an officer of the Company by the major stockholder. This one-time noncash charge reduced operating profit, pro forma net income, and pro forma net income per share for the year ended January 1, 1994 by $642,000, $396,000, and $.11, respectively.
(3) In December 1995, the Company decided to streamline operations by closing certain of its facilities and discontinuing certain product lines during 1996. The Company closed two distribution facilities in January 1996 and closed one of its sewing operations in April 1996. Additionally, the Company discontinued its screen printed operations in mid-1996. The Company recorded a charge in the fourth quarter of 1995 of approximately $1,700,000 related to this restructuring.
(4) As a result of its election to be treated as an S Corporation for income tax purposes, the Company was not subject to federal and most state income taxes. Accordingly, the provisions for income taxes through January 1994 include income only for those jurisdictions that do not recognize S Corporation status. The Company terminated its S Corporation status during January 1994. The pro forma provision for income taxes (computed under the provisions of Statement of Financial Accounting Standards No. 109) reflects provisions that would have been recorded had the Company been a C Corporation for income tax purposes.
(5) In July 1994, the Company completed a new line of credit agreement and, as a result, repaid borrowings under all of its previous lines of credit and terminated such agreements. The Company incurred termination costs under one of its previous credit agreements of $100,000 ($60,000 after tax).
(6) Prior to the Company's initial public offering in January 1994, distributions (in the form of dividends) were principally to assist the stockholders with their income tax obligations arising from the Company's S Corporation status. However, from the proceeds of the offering, the Company distributed to its S Corporation stockholders previously undistributed S Corporation earnings of $5,550,000. The Company does not anticipate paying any cash dividends in the foreseeable future.
(7) Pro forma net income per share is computed by dividing pro forma net income by pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding include the actual weighted average shares outstanding plus the number of shares sold by the Company in its initial public offering (at the price of $10.00 per share) necessary to fund the $5,550,000 distribution to stockholders declared in January 1994.
(8) As of December 30, 1995, the Company was not in compliance with certain financial covenants contained in the line of credit agreement and term loan facility existing at the time. As a result of this noncompliance, the lender had the right to declare the entire amount of such indebtedness due and immediately payable. Consequently, approximately $29.5 million of borrowings under the line of credit that otherwise would have been classified as long-term was classified as current in the December 1995 balance sheet. On April 29, 1996, the Company entered into a new line of credit facility which was amended November 12, 1996 and March 21, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements are related to the plans and objectives of management for the future operations, economic performance, of projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. In the following discussion and elsewhere in this report, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," or similar words are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, and it wishes to identify important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion and elsewhere in this report. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include but are not limited to the following: (1) heightened competition, particularly intensified price competition; (2) general economic and business conditions which are less favorable than expected; (3) unanticipated changes in industry trends; and (4) other risks detailed herein and from time to time in the Company's other reports.

GENERAL

     The Company expanded its business in fiscal 1993, 1994 and 1995 by (i) increasing its manufacturing capabilities and production flexibility, (ii) opening new distribution locations, (iii) introducing new product offerings and
(iv) expanding its distribution channels to include screenprinters, craft stores, mass merchants and other retailers and by carrying the entire manufactured product line at all distribution locations. During 1996, the Company streamlined operations by closing certain of its facilities and discontinuing certain product lines. The Company closed two distribution facilities in January 1996 and closed one of its sewing operations in April 1996. Additionally, the Company discontinued its screen printed operations in mid-1996. The Company recorded a charge in the fourth quarter of 1995 of $1.7 million related to this restructuring.

     Prior to 1993, the Company's fiscal year ended on December 31. Beginning with the fiscal year ended January 1, 1994, the Company changed its year-end to the Saturday closest to December 31. For interim reporting purposes, the Company's first, second and third quarters end on the Saturday closest to March 31, June 30 and September 30, respectively. Fiscal years 1996, 1995 and 1994 refer to the years ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the components of the Company's statements of operations expressed as a percentage of net sales.

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              1996     1995     1994
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   83.4     84.0     81.0
                                                              -----    -----    -----
Gross profit................................................   16.6     16.0     19.0
Operating expenses..........................................   17.0     16.8     13.0
Restructuring charge........................................     --      1.4       --
                                                              -----    -----    -----
Operating (loss) profit.....................................   (0.4)    (2.2)     6.0
Other expense:
  Interest expense..........................................   (2.2)    (1.9)    (0.9)
  Other, net................................................     --     (0.2)    (0.1)
                                                              -----    -----    -----
(Loss) income before income taxes and extraordinary item....   (2.6)    (4.3)     5.0
Benefit (provision) for income taxes........................    (.2)     1.4     (2.0)
                                                              -----    -----    -----
(Loss) income before extraordinary item.....................   (2.8)    (2.9)     3.0
Extraordinary loss on prepayment of line of credit..........     --       --     (0.1)
                                                              -----    -----    -----
Net (loss) income...........................................   (2.8)%   (2.9)%    2.9%
                                                              -----    -----    -----

  Comparison of 1996 to 1995

     The Company's net sales decreased approximately $30.1 million, or 24.1%, to $94.8 million in 1996 from $124.9 million in 1995. The decrease in net sales was primarily attributable to sluggishness in the industry combined with the closing of two distribution centers at the end of 1995 and the closing of the screen print operations during the third quarter of 1996.

     The Company's gross profit decreased approximately $4.3 million, or 21.3%, to $15.7 million for 1996 from $20.0 million in 1995. The decline is primarily related to the decline in net sales. As a percentage of net sales, gross profit margin increased to 16.6% in 1996 from 16.0% in 1995.

     Operating expenses, excluding restructuring charges, decreased approximately $4.9 million, or 23.1%, to $16.1 million in 1996 from $21.0 million in 1995. The decrease in operating expenses is due primarily to the Company's restructuring plan implemented during the 1995 fourth quarter, in which two distribution centers and the screen print operation were closed, and to additional operational streamlining. The benefits of the restructuring were partially offset by initial costs of operational and administrative improvements. As a percentage of net sales, operating expenses, excluding restructuring charges, increased to 17.0% in 1996 from 16.8% in 1995.

     The Company's operating loss, excluding restructuring charges, decreased approximately $601,000 to $(449,000) in 1996 from $(1.1) million in 1995. The overall operating loss, including 1995 restructuring charges of $1.7 million, decreased approximately $2.4 million to $(449,000) in 1996 from $(2.8) million in 1995.

     Interest expense decreased approximately $317,000, or 13.4%, to $2.1 million in 1996 from $2.4 million in 1995. The decrease was primarily due to lower borrowing needs under the Company's line of credit, due to improved working capital management, resulting in reduced inventory and accounts receivable levels.

     Loss before income taxes, excluding the 1995 restructuring charge of $1.7 million, decreased approximately $1,118,000 to $(2.5) million in 1996 from $(3.7) million in 1995. Overall loss before income taxes, including the 1995 restructuring charge, decreased approximately $2.9 million to $(2.5) million in 1996 from $(5.4) million in 1995. Loss before income taxes and restructuring charges as a percentage of net sales decreased to (2.6)% in 1996 from (2.9)% in 1995. Overall loss before income taxes including 1995 restructuring charges as a percentage of net sales decreased to (2.6)% in 1996 from (4.3)% in 1995.

     Net loss decreased approximately $929,000 to a loss of $(2.7) million in 1996 from $(3.6) million in 1995. Net loss as a percentage of net sales decreased to (2.8)% in 1996 from (2.9)% in 1995. The net loss in 1995 included an income tax benefit of approximately $1.4 million. No income tax benefit was recorded for 1996.

  Comparison of 1995 to 1994

     The Company's net sales increased $24.5 million, or 24.5%, to $124.9 million in 1995 from $100.4 million in 1994. The increase in net sales was primarily attributable to the opening of three new distribution facilities in the first quarter of fiscal 1995 and increased sales of Olympic related products.

     The Company's gross profit increased $879,000, or 4.6%, to $20.0 million for 1995 from $19.1 million in 1994 as a result of increased sales. Gross profit margin decreased to 16.0% in 1995 from 19.0% in 1994, primarily due to increased levels of price competition. The Company expects margin pressure to continue through 1997.

     Operating expenses increased $8.0 million, or 61.4%, to $21.0 million in 1995 from $13.0 million in 1994. The increase was due to additional costs associated with opening and operating new distribution facilities, expanding existing distribution facilities, entry into additional markets and an overall increase in the reserve for bad debts. As a percentage of net sales, operating expenses increased to 16.8% in 1995 from 13.0% in 1994.

     The Company has recorded a restructuring charge of $1.7 million in 1995 as a result of its decision in the fourth quarter of 1995 to discontinue certain product lines and to close two distribution facilities, one sewing facility and its screen printed operations during 1996. See "-- General."

     Operating (loss) profit decreased $8.8 million, or 145.4%, to a $2.7 million operating loss in 1995 from operating profit of $6.1 million in 1994 as a result of the factors discussed above. Operating profit margin decreased to (2.2)% in 1995 from 6.0% in 1994.

     Other expense increased approximately $1.6 million or 169.2%, to $2.6 million in 1995 from $1.0 million in 1994. The increase, principally related to interest expense, was primarily due to higher borrowings under the Company's line of credit to finance increases in inventories and accounts receivable.

     Income (loss) before income taxes and extraordinary item decreased $10.5 million, to a net loss of $5.4 million in 1995 from net income of $5.1 million in 1994. Income (loss) before income taxes and extraordinary item as a percentage of net sales decreased to (4.3)% in 1995 from 5.0% in 1994.

     Net income (loss) decreased $6.5 million, to $(3.6) million or $(.86) per share in 1995 from pro forma net income of $2.9 million or $.71 per share in 1994. Net income (loss) as a percentage of net sales decreased to (2.9)% in 1995 from pro forma net income as a percentage of net sales of 2.9% in 1994. Pro forma net income for 1994 includes a provision for income taxes that would have been recorded had the Company been a C Corporation for the entire period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $10.5 million and $(8.3) million in 1996 and 1995, respectively. In operating activities, inventories decreased by $12.2 million and accounts receivable decreased by $4.3 million in 1996. Cash generated by operating activities was primarily used to repay borrowings under the Company's credit facilities.

     On April 29, 1996, the Company entered into a new credit facility (the "new facility") and repaid all borrowings under the previous line of credit and term loan facility. The new facility was subsequently amended on November 12, 1996 and March 21, 1997 to modify certain covenants, waive existing defaults and revise the maximum borrowing amount and interest rate. The new facility, as amended, (i) provides for maximum borrowings of $25 million, which declines to $20 million after August 31, 1997 (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires in the second quarter of 1999, (iii) bears interest at a rate of prime plus 1.25%,
(iv) is secured by principally all the Company's assets, (v) requires the payment of certain fees, and (vi) contains covenants which, among other things, require compliance with certain financial tests and restrict certain corporate activities. As of March 21, 1997, the Company had borrowings totalling $18.9 million outstanding under the new facility and availability to borrow $2.0 million.

     The Company has incurred operating losses in each of the last two fiscal years. The Company restructured its operations in 1996 and 1995 and in addition, the Company has entered into new borrowing arrangements. Management has developed an operating plan with the goal of improving operations in 1997 and improving results in subsequent years.

     The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management further believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs in fiscal 1997. However, if there is a significant reduction of internally generated funds or the Company is unable to meet the operating projections used in amending the credit facility, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

QUARTERLY RESULTS OF OPERATIONS

     The Company experiences a moderate amount of seasonality in its business, with its highest sales and operating profit levels generally occurring in the second and third quarters. In addition, gross profit margins for the fourth quarter are typically lower due to a scheduled December plant shutdown at all manufacturing operations facilities. The following table sets forth unaudited data regarding the Company's operations for the most recent eight fiscal quarters.

                                                                   QUARTER
                                                   ----------------------------------------
                                                    FIRST     SECOND      THIRD     FOURTH
                                                   -------    -------    -------    -------
                                                                (IN THOUSANDS)
1996
Net sales........................................  $23,344    $30,222    $22,857    $18,411
Gross profit.....................................    3,983      6,009      3,263      2,443
Operating (loss) profit..........................      (73)     1,439       (596)    (1,219)
(Loss) income before income taxes................     (678)       848     (1,054)    (1,608)
Net (loss) income................................     (426)       526       (983)    (1,781)
1995
Net sales........................................  $25,232    $37,942    $33,680    $28,043
Gross profit.....................................    5,369      6,547      5,266      2,774
Operating profit (loss)..........................      961      1,605        491     (5,807)(1)
Income (loss) before income taxes................      542      1,068       (270)    (6,720)(1)
Net income (loss)................................      314        635       (167)    (4,375)(1)

---------------

(1) In December 1995, the Company decided to streamline operations by closing certain of its facilities and discontinuing certain product lines during 1996. The Company closed two distribution facilities in January 1996 and closed one of its sewing operations in April 1996. Additionally, the Company discontinued its screen printed operations in mid-1996. The Company recorded a charge in the fourth quarter of 1995 of approximately $1.7 million related to this restructuring.

EFFECTS OF INFLATION

     The Company does not believe inflation has materially impacted earnings during the past three years. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices but there is no assurance of such.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed with this report:

          Independent Auditors' Report

          Balance Sheets as of December 28, 1996 and December 30, 1995

          Statements of Operations for the years ended December 28, 1996, December 30, 1995 and December 31, 1994

          Statements of Stockholders' Equity for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

          Statements of Cash Flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994

          Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
L.A. T Sportswear, Inc.:

     We have audited the accompanying balance sheets of L.A. T Sportswear, Inc. (the "Company") as of December 28, 1996 and December 30, 1995 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 1996 and December 30, 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 7, 1997
(March 21, 1997 as to Note 7 and
March 24, 1997 as to Note 12)

                            L.A. T SPORTSWEAR, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 28,    DECEMBER 30,
                                                                  1996            1995
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
CURRENT ASSETS:
  Cash......................................................    $   938         $ 2,784
  Accounts receivable, net of allowance for doubtful
     accounts of $1,585 and $2,200..........................      7,599          11,948
  Inventories...............................................     20,561          32,754
  Income tax receivable.....................................      1,923             599
  Other current assets......................................        774           2,914
                                                                -------         -------
          Total current assets..............................     31,795          50,999
PROPERTY, PLANT AND EQUIPMENT -- Net........................      4,315           5,841
OTHER ASSETS................................................        409             192
                                                                -------         -------
                                                                $36,519         $57,032
                                                                =======         =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 4,088         $ 6,980
  Accounts payable -- related parties.......................      1,049           1,374
  Restructuring reserve.....................................        125           1,700
  Accrued expenses..........................................        823           1,606
  Current portion of long-term debt.........................         22          30,328
                                                                -------         -------
          Total current liabilities.........................      6,107          41,988
LONG-TERM DEBT..............................................     18,929             821
DEFERRED INCOME TAXES.......................................        502             578
COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)
STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized; no shares
     issued
  Common stock, no par value; 25,000,000 shares authorized;
     4,200,001 shares issued and outstanding................     10,825          10,825
  Paid-in capital...........................................      3,304           3,304
  Accumulated deficit.......................................     (3,148)           (484)
                                                                -------         -------
          Total stockholders' equity........................     10,981          13,645
                                                                -------         -------
                                                                $36,519         $57,032
                                                                =======         =======

                            L.A. T SPORTSWEAR, INC.

                            STATEMENTS OF OPERATIONS

                                                                       FISCAL YEAR
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
NET SALES...................................................  $94,834   $124,897   $100,356
COST OF GOODS SOLD..........................................   79,136    104,941     81,279
                                                              -------   --------   --------
          Gross profit......................................   15,698     19,956     19,077
OPERATING EXPENSES..........................................   16,147     21,006     13,015
RESTRUCTURING CHARGE........................................               1,700
                                                              -------   --------   --------
OPERATING (LOSS) PROFIT.....................................     (449)    (2,750)     6,062
OTHER (EXPENSES) INCOME:
  Interest expense..........................................   (2,047)    (2,364)      (962)
  Other, net................................................        4       (266)       (15)
                                                              -------   --------   --------
          Total other expenses..............................   (2,043)    (2,630)      (977)
                                                              -------   --------   --------
(LOSS) INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM....   (2,492)    (5,380)     5,085
(PROVISION) BENEFIT FOR INCOME TAXES........................     (172)     1,787     (2,089)
                                                              -------   --------   --------
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM.................   (2,664)    (3,593)     2,996
EXTRAORDINARY LOSS ON PREPAYMENT OF LINE OF CREDIT -- Net of
  income tax benefit of $40 (1994)..........................                            (60)
                                                              -------   --------   --------
NET (LOSS) INCOME...........................................  $(2,664)  $ (3,593)  $  2,936
                                                              =======   ========   ========
NET LOSS PER SHARE..........................................  $  (.63)  $   (.86)
                                                              =======   ========
WEIGHTED AVERAGE SHARES OUTSTANDING.........................    4,200      4,200
                                                              =======   ========

                            L.A. T SPORTSWEAR, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           RETAINED
                                                              COMMON STOCK                 EARNINGS
                                                            ----------------   PAID-IN   (ACCUMULATED
                                                            SHARES    VALUE    CAPITAL     DEFICIT)
                                                            ------   -------   -------   ------------
                                                                         (IN THOUSANDS)
BALANCE -- January 1, 1994................................  3,000    $   369   $1,142      $ 7,885
  Distributions declared..................................                                  (5,550)
  Transfer of retained earnings to paid-in capital upon
     termination of S Corporation status..................                      2,162       (2,162)
  Sale of common stock, net of expenses...................  1,200     10,456
  Net income..............................................                                   2,936
                                                            -----    -------   ------      -------
BALANCE -- December 31, 1994..............................  4,200     10,825    3,304        3,109
  Net loss................................................                                  (3,593)
                                                            -----    -------   ------      -------
BALANCE -- December 30, 1995..............................  4,200     10,825    3,304         (484)
  Net loss................................................                                  (2,664)
                                                            -----    -------   ------      -------
BALANCE -- December 28, 1996..............................  4,200    $10,825   $3,304      $(3,148)
                                                            =====    =======   ======      =======

                       See notes to financial statements.

                            L.A. T SPORTSWEAR, INC.

                            STATEMENTS OF CASH FLOWS

                                                                       FISCAL YEAR
                                                              -----------------------------
                                                                1996      1995       1994
                                                              --------   -------   --------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net (loss) income.........................................  $ (2,664)  $(3,593)  $  2,936
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       750       751        622
     Provision for doubtful accounts........................       688     2,294        282
     Loss on sale or write-off of fixed assets..............       949        89         98
     Changes in assets and liabilities providing (using)
       cash:
       Accounts receivable..................................     3,661    (3,451)    (6,809)
       Inventories..........................................    12,193    (5,588)   (10,527)
       Other................................................       523    (2,283)        54
       Accounts payable.....................................    (3,217)    1,251      2,156
       Accrued expenses.....................................      (783)      507         20
       Restructuring reserve................................    (1,575)    1,700
                                                              --------   -------   --------
          Net cash provided by (used in) operating
            activities......................................    10,525    (8,323)   (11,168)
INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment................      (193)   (1,673)    (1,338)
  Proceeds from sale of assets..............................        20                   23
                                                              --------   -------   --------
          Net cash used in investing activities.............      (173)   (1,673)    (1,315)
FINANCING ACTIVITIES:
  Borrowings under (repayments of) line of credit, net......   (10,426)              (9,024)
  Repayments of long-term borrowings........................    (1,772)     (669)    (1,468)
  Net proceeds from sale of common stock....................                         10,456
  Proceeds from long-term borrowings........................              13,054     17,965
  Distributions paid........................................                         (5,550)
                                                              --------   -------   --------
          Net cash (used in) provided by financing
            activities......................................   (12,198)   12,385     12,379
                                                              --------   -------   --------
NET CHANGE IN CASH..........................................    (1,846)    2,389       (104)
CASH:
  Beginning of year.........................................     2,784       395        499
                                                              --------   -------   --------
  End of year...............................................  $    938   $ 2,784   $    395
                                                              ========   =======   ========
SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
     Interest...............................................  $  2,058   $ 2,219   $    979
                                                              ========   =======   ========
     Income taxes...........................................  $     32   $ 1,382   $  1,774
                                                              ========   =======   ========

                       See notes to financial statements.

                            L.A. T SPORTSWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

     L.A. T Sportswear, Inc. (the "Company") manufactures imprintable and decorable sportswear and distributes undecorated garments for the imprinted garment industry. The Company also purchases merchandise from several national sportswear manufacturers for distribution through seven distribution facilities (at December 28, 1996) located across the United States. The Company's customers consist principally of local retailers in the imprintable and decorable sportswear industry.

     The Company was formed upon the merger of two entities under common control (The Connection Group, Inc. and SPZ, Inc.) on January 24, 1994. In connection with the merger, the Company increased its authorized common shares to 25,000,000 and effected a stock split.

     The merger has been accounted for by combining the historical accounts of the merged entities in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements reflect the combined financial position, results of operations, and cash flows of the merged entities as if they had been combined for all periods presented. All material intercompany transactions and accounts have been eliminated. Furthermore, all share and per share data has been retroactively adjusted to reflect the stock split.

     On January 25, 1994, the Company completed an initial public offering of 1,200,000 shares of its common stock. The Company received $10.4 million in net proceeds (after offering costs) from this offering.

     The merged entities were S Corporations for income tax purposes; as a result of the initial public offering, the Company became a C Corporation. Immediately prior to its initial public offering, the Company declared dividends to its stockholders of previously undistributed S Corporation earnings of $5,550,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year. Prior to 1993, the Company's year ended on December 31. Beginning with the fiscal year ended January 1, 1994, the Company changed its year-end to the Saturday closest to December 31. Fiscal years 1996, 1995, and 1994 refer to the years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories. Inventories are stated at the lower of cost (first-in first-out method) or market.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost and are depreciated principally using the straight-line method over the estimated asset lives. Buildings and improvements are depreciated over 40 years, while machinery and equipment and furniture and fixtures are depreciated over periods ranging principally from five to ten years.

     Income Taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     As a result of its elections to be treated as an S Corporation for income tax purposes through January 1994, the Company was not subject to federal and most state income taxes. Accordingly, the provisions for income

                            L.A. T SPORTSWEAR, INC.

taxes through January 1994 include income taxes only for those jurisdictions that do not recognize S Corporation status.

     Net (Loss) Income Per Share. Net loss per share is calculated by dividing net loss by the weighted average shares outstanding. Stock options outstanding have not been considered as common stock equivalents in 1996 or 1995 as they are antidilutive.

     Fair Value of Financial Instruments. The carrying value of the Company's financial instruments approximate fair values.

     Reclassifications. Certain prior year balances have been reclassified to conform with current year presentation.

3.  RESTRUCTURING CHARGE

     During December 1995, the Company adopted a plan to streamline operations by closing certain of its facilities and discontinuing certain product lines during 1996. The Company closed two distribution facilities in January 1996 and closed one of its sewing operations in April 1996. Additionally, the Company discontinued its screen printed operations in the third quarter of 1996. The Company recorded a charge in the fourth quarter of 1995 of $1,700,000 related to this restructuring.

     The Company has incurred losses in each of the last two fiscal years 1996 and 1995. As discussed above, the Company has restructured its operations in 1996 and 1995 and in addition, as discussed in Note 7, the Company entered into new borrowing arrangements in 1996 which have been recently amended. Management has developed an operating plan which is designed to improve operations for 1997 and subsequent years. In addition, management believes the funds available under its current line of credit are adequate to sustain operations through December 31, 1997.

4.  INVENTORIES

                                                              DECEMBER 28,   DECEMBER 30,
                                                                  1996           1995
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Raw materials...............................................    $   771        $ 1,099
Work-in-process.............................................        307          1,170
Finished goods..............................................     19,483         30,485
                                                                -------        -------
                                                                $20,561        $32,754
                                                                =======        =======

5.  OTHER CURRENT ASSETS

                                                              DECEMBER 28,   DECEMBER 30,
                                                                  1996           1995
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Prepaid expenses and other..................................      $272          $  447
Deferred income taxes.......................................       502           2,467
                                                                  ----          ------
                                                                  $774          $2,914
                                                                  ====          ======

                            L.A. T SPORTSWEAR, INC.

6.  PROPERTY, PLANT AND EQUIPMENT

                                                              DECEMBER 28,   DECEMBER 30,
                                                                  1996           1995
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Land........................................................     $  140         $  146
Buildings and improvements..................................      2,579          2,918
Machinery and equipment.....................................      3,587          4,520
Furniture and fixtures......................................      1,082          1,112
                                                                 ------         ------
                                                                  7,388          8,696
Less accumulated depreciation...............................      3,073          2,855
                                                                 ------         ------
                                                                 $4,315         $5,841
                                                                 ======         ======

7.  LONG-TERM DEBT

     A summary of long-term debt is as follows:

                                                             DECEMBER 28,    DECEMBER 30,
                                                                 1996            1995
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Borrowings under:
  Line of credit...........................................    $18,254         $28,680
  Term loan facility.......................................                      1,596
Notes payable bearing interest at the prime rate plus 1% to
  1.5%.....................................................        697             719
Notes payable bearing interest at fixed rates..............                        154
                                                               -------         -------
                                                                18,951          31,149
Less amounts due within one year...........................         22          30,328
                                                               -------         -------
                                                               $18,929         $   821
                                                               =======         =======

     As of December 30, 1995, the Company was not in compliance with certain financial covenants contained within its then in effect line of credit agreement and term loan facility. As a result of this noncompliance, the bank had the right to declare the entire amount of such indebtedness due and immediately payable. Consequently, all amounts outstanding under the line of credit and term facility were classified as current in the December 30, 1995 balance sheet.

     On April 29, 1996, the Company entered into a new line of credit facility ("new facility"). All borrowings under the previous line of credit and term loan facility were then repaid. This new facility was subsequently amended on November 12, 1996 and March 21, 1997 to modify certain covenants, waive existing defaults, and revise the maximum borrowing amount and interest rate. The new facility as amended (i) provides for maximum borrowings of $25 million which declines to $20 million after August 31, 1997 (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus 1.25%, and (iv) is secured by principally all the Company's assets. As of March 21, 1997, the Company has borrowings totaling $18.9 million outstanding under this new facility and availability to borrow $2 million.

     The notes payable are collateralized by substantially all of the Company's property, plant and equipment.

                            L.A. T SPORTSWEAR, INC.

     Maturities of long-term debt at December 28, 1996 are as follows (in thousands):

FISCAL
------
1997........................................................  $    22
1998........................................................       25
1999........................................................   18,281
2000........................................................       30
2001........................................................       33
Thereafter..................................................      560
                                                              -------
                                                              $18,951
                                                              =======

8.  LEASE OBLIGATIONS

     The Company leases a plant facility and certain of its distribution facilities under operating leases. The Company can, at its option, renew most of these leases at the then fair rental value. Future minimum rental payments under such operating leases at December 28, 1996 are as follows (in thousands):

FISCAL
------
1997........................................................  $1,236
1998........................................................   1,073
1999........................................................     890
2000........................................................     166
2001........................................................       1
                                                              ------
                                                              $3,366
                                                              ======

     Rent expense was $1,377,000, $1,847,000, and $784,000 for fiscal years 1996, 1995, and 1994, respectively.

9.  INCOME TAXES

     The provision (benefit) for income taxes includes the following (in thousands):

                                                                     FISCAL YEAR
                                                              --------------------------
                                                               1996      1995      1994
                                                              -------   -------   ------
Current:
  Federal...................................................  $(1,306)  $   338   $1,435
  State.....................................................     (411)       70      489
                                                              -------   -------   ------
                                                               (1,717)      408    1,924
Deferred:
  Federal...................................................    1,478    (1,819)     123
  State.....................................................      411      (376)      42
                                                              -------   -------   ------
                                                                1,889    (2,195)     165
                                                              -------   -------   ------
          Total provision (benefit).........................  $   172   $(1,787)  $2,089
                                                              =======   =======   ======

                            L.A. T SPORTSWEAR, INC.

     The provision (benefit) for income taxes differs from amounts computed by applying the federal statutory rate to income before income taxes as follows (in thousands):

                                                                     FISCAL YEAR
                                                              -------------------------
                                                               1996     1995      1994
                                                              ------   -------   ------
Tax (benefit) expense at federal statutory rate.............  $ (847)  $(1,829)  $1,728
State taxes, net of federal benefit.........................    (141)     (244)     346
Change in valuation allowance...............................   1,309       343      110
Tax benefit attributed to S Corporation shareholders........                        142
Deferred tax asset established upon termination of S
  Corporation status........................................                       (272)
Other.......................................................    (149)      (57)      35
                                                              ------   -------   ------
          Total provision (benefit).........................  $  172   $(1,787)  $2,089
                                                              ======   =======   ======

     The tax effects of temporary differences at December 28, 1996 and December 30, 1995 are as follows (in thousands):

                                                                 ASSETS (LIABILITIES)
                                                              ---------------------------
                                                              DECEMBER 28,   DECEMBER 30,
                                                                  1996           1995
                                                              ------------   ------------
Accounts receivable.........................................    $   732         $  885
Restructuring reserve.......................................         52            789
Inventory...................................................        638            958
Other.......................................................        239            125
Valuation allowance.........................................     (1,159)          (290)
                                                                -------         ------
          Current deferred tax asset........................    $   502         $2,467
                                                                =======         ======
Depreciation................................................    $  (502)        $ (578)
Deferred compensation.......................................        175            163
Valuation allowance.........................................       (603)          (163)
Federal and state net operating loss carryforwards..........        317
AMT credit..................................................        108
Other.......................................................          3
                                                                -------         ------
          Long-term deferred tax liability..................    $  (502)        $ (578)
                                                                =======         ======

     At December 28, 1996, the Company has a net operating loss carryforward available to offset future federal taxable income of $203,000 (which expires in 2011) and an AMT credit carryforward available to offset future federal taxes of $108,000. State net operating loss carryforwards total $3.4 million and begin to expire in 2001.

10.  RELATED PARTY TRANSACTIONS

     The Company purchases certain merchandise for its distribution business from businesses affiliated with a former director and stockholder of the Company. These purchases aggregated $8,315,000, $18,311,000, and $13,631,000 during fiscal years 1996, 1995, and 1994, respectively. Included in accounts payable at December 28, 1996 and December 30, 1995 are amounts due to these businesses of $1,049,000 and $1,374,000, respectively.

     Prior to 1991, the Company's operations included the results of (i) Showcase Caps and Visors, Inc. ("Showcase"), a cap distribution company, (ii) T-Shirt Brokerage Services, Inc. ("Brokerage"), a broker of T-shirts and other apparel, and (iii) Ball Ground Reps, Inc. ("Ball Ground"), a commission sales representative

                            L.A. T SPORTSWEAR, INC.

for various apparel manufacturers. These operations were sold to certain stockholders during 1990. The Company continues to sell to one of these related entities as follows (in thousands):

                                                                  FISCAL YEAR
                                                              --------------------
                                                              1996    1995    1994
                                                              ----    ----    ----
Sales to Brokerage..........................................  $23     $37     $263
                                                              ===     ===     ====

     Ball Ground received commissions of approximately $156,000, $255,000, and $328,000 on the Company's purchases of certain merchandise for its distribution business during fiscal years 1996, 1995, and 1994, respectively. These commissions generally average 4% of dollar purchases.

     In early 1992, the Company's chairman granted an option to an officer of the Company to purchase 97,500 shares of the Company's common stock owned by the chairman for $1.21 per share. The officer resigned in early 1995. During March 1995 and April 1996, the chairman purchased option rights covering 33,000 and 45,000 shares under this option agreement for approximately $150,000 and $54,800, respectively. As a result, 19,500 shares remain outstanding under this option agreement. The remaining option is currently exercisable and expires on March 1, 2002.

11.  EMPLOYEE INCENTIVE PLAN AND OUTSIDE DIRECTORS INCENTIVE PLAN

     The Company has established the L.A. T Sportswear, Inc. 1993 Employee Incentive Plan (the "Incentive Plan"). Awards under this plan may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights,
(iii) restricted stock, or (iv) performance awards of stock, cash or a combination of stock and cash. Stock options granted under the Incentive Plan are nontransferable, have an exercise price of not less than 100% of the fair market value of the stock on the date of the grant, and may have a term of no longer than ten years. The Company has reserved 475,000 shares of common stock for issuance under the Incentive Plan.

     During 1994, the Company approved an Outside Directors Incentive Plan and reserved 40,000 shares for plan issuances. As of December 28, 1996, 12,000 options were granted under this plan.

     Activity for stock options under the Incentive Plan and Outside Directors Incentive Plan is as follows:

                                          1996                 1995                 1994
                                   ------------------   ------------------   ------------------
                                             WEIGHTED             WEIGHTED             WEIGHTED
                                             AVERAGE              AVERAGE              AVERAGE
                                             EXERCISE             EXERCISE             EXERCISE
                                   SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                   -------   --------   -------   --------   -------   --------
Options outstanding, beginning
  of year........................   95,800    $10.00    170,750    $10.00
Grants...........................  343,000      1.76                         184,750    $10.00
Forfeitures......................  (55,850)    10.00    (74,950)    10.00    (14,000)    10.00
                                   -------              -------              -------
Options outstanding, end of
  year...........................  382,950      2.62     95,800     10.00    170,750     10.00
                                   =======              =======              =======
Options exercisable, end of
  year...........................   22,450     10.00     46,800     10.00         --
                                   =======              =======              =======

     The options issued under the Incentive Plan and the Outside Directors Incentive Plan have a vesting period of three to five years. The Company applies Accounting Principle Board Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation costs have been recognized for these plans.

     Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under that plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based

                            L.A. T SPORTSWEAR, INC.

Compensation," the Company's net loss and net loss per share for the year ended December 28, 1996 would have increased to the pro forma amounts indicated below:

Net loss (in thousands):
  As reported...............................................  $(2,664)
                                                              =======
  Pro forma.................................................  $(2,797)
                                                              =======
Net loss per share:
  As reported...............................................  $ (0.63)
                                                              =======
  Pro forma.................................................  $ (0.67)
                                                              =======

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model using the assumption of (i) a weighted average risk-free interest rate of 5.9%, (ii) expected lives of five to ten years, (iii) expected volatility of approximately 48%, and (iv) no expected dividends. The weighted average fair value of options granted in 1996 at their grant date was $1.14 per option.

     The following table summarizes information about stock options outstanding at December 28, 1996:

                                                                       AVERAGE
                       EXERCISE                           OPTIONS     REMAINING     OPTIONS
                        PRICE                           OUTSTANDING     LIFE      EXERCISABLE
------------------------------------------------------  -----------   ---------   -----------
$10.000...............................................     39,950       7.08        22,450
  2.375...............................................    200,000       8.84            --
  1.563...............................................     25,000       9.50            --
  0.750...............................................    118,000       9.67            --
                                                          -------                   ------
                                                          382,950                   22,450
                                                          =======                   ======

12.  LITIGATION

     The Company, including certain of its officers and directors, were defendants in two purported class action suits concerning certain alleged omissions in its January 1994 public offering documents. One of these suits was dismissed in August 1996 and the remaining suit was settled (with deminimus effect to the Company) on March 24, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no occurrence requiring a response to this item.

                                    PART III

     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 1997 (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors and executive officers of the Registrant is set forth in the Proxy Statement under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements and Auditors' Report

     The following financial statements and auditors' report are included in
Item 8 of this Report:

          Report of Independent Auditors

          Balance Sheets as of December 28, 1996 and December 30, 1995

          Statements of Operations for fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

          Statements of Cash Flows for fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

          Statements of Stockholders' Equity for fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

          Notes to Financial Statements

     (2) Financial Statement Schedule

     All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3) Exhibits

     The exhibits listed below are filed with or incorporated by reference into this Report. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from either (i) the Company's Registration Statement on Form S-1, Registration Number 33-60452, declared effective by the Securities and Exchange Commission on January 25, 1994 (the "S-1"); (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994 (the "10/1/94 10-Q"); (iii) the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K"); (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995 (the "4/1/95 10-Q"); or (v) the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 (the "3/30/96 10-Q"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
--------                           ----------------------
*2         --   Form of Agreement and Plan of Merger of The Connection
                Group, Inc. and SPZ, Inc., which includes Form of Amended
                and Restated Articles of Incorporation of L.A. T Sportswear,
                Inc. (S-1)
*3(i)      --   Form of Amended and Restated Articles of Incorporation of
                L.A. T Sportswear, Inc. (included in Exhibit 2) (S-1)
*3(ii)     --   Form of Amended and Restated Bylaws of L.A. T Sportswear,
                Inc. (S-1)
*4         --   Specimen Certificate of Common Stock (S-1)
*10.1      --   1993 Employee Incentive Plan (S-1)
*10.10     --   Business Installment Note payable by The Connection Group,
                Inc. to Bank of Canton dated October 21, 1992 (S-1)
*10.15     --   Lease Agreement dated February 1, 1993 between The
                Connection Group, Inc. and The Development Authority of
                Crawford County (S-1)
*10.16     --   Lease Agreement dated October 22, 1993 between SPZ, Inc. and
                Security Capital Industrial Trust (S-1)
*10.28     --   Lease Agreement dated August 26, 1994 between Sunbeam
                Properties, Inc. and the Registrant (10/1/94 10-Q)
*10.30     --   Outside Directors Incentive Plan (1994 10-K)
*10.32     --   Lease Agreement dated October 17, 1994 between the
                Registrant and John W. Rooker (1994 10-K)
*10.33     --   Lease Agreement dated December 26, 1994 between the
                Registrant and Alfred J. Fleischer (1994 10-K)
*10.34     --   Lease Agreement dated January 12, 1995 between the
                Registrant and Manchester Progress Development Corporation
                (1994 10-K)
*10.35     --   Lease Agreement dated January 23, 1995 between the
                Registrant and TCW Realty Fund VA Holding Company, a
                California corporation and TCW Realty Fund VB, a California
                Limited Partnership, as Tenants in Common (1994 10-K)
*10.36     --   Lease Agreement, dated April 11, 1995, between the Company and The Joseph Naiman Insurance Trust, as amended by First
                Amendment to Lease dated April 11, 1995 (4/1/95 10-Q)
*10.39     --   Employment Agreement dated January 25, 1996 between the
                Company and Robert C. Aldworth (3/30/96 10-Q)
*10.40     --   Loan and Security Agreement, dated April 29, 1996, by and
                among the Company, Mellon Bank, N.A., as Agent, and Mellon
                Bank, N.A., as Lender (3/30/96 10-Q)
 10.40.1   --   First Amendment to Loan and Security Agreement, dated
                November 11, 1996, by and between the Company and Mellon
                Bank, N.A.

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
--------                           ----------------------
 10.40.2   --   Second Amendment to Loan and Security Agreement, dated March
                21, 1997, by and between the Company and Mellon Bank, N.A.
 23.1      --   Consent of Deloitte & Touche, LLP
 27        --   Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter ended December 28, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         L.A. T SPORTSWEAR, INC.

Dated: March 19, 1997                                                   By: /s/ ISADOR E. MITZNER
                                                            -------------------------------------------------
                                                                            Isador E. Mitzner
                                                                        Chairman of the Board and
                                                                         Chief Executive Officer
                                                                      (principal executive officer)

Dated: March 19, 1997                                                  By: /s/ ROBERT C. ALDWORTH
                                                            -------------------------------------------------
                                                                           Robert C. Aldworth
                                                                         Chief Operating Officer
                                                           (acting principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 19, 1997                                                          By: /s/ ISADOR E. MITZNER
                                                            -------------------------------------------------
                                                                           Isador E. Mitzner,
                                                            Chairman of the Board and Chief Executive Officer

March 19, 1997                                                           By: /s/ J. DAVID KELLER
                                                            -------------------------------------------------
                                                                            J. David Keller,
                                                                    President, Secretary and Director

March 19, 1997                                                        By: /s/ KENNETH L. BERNHARDT
                                                            -------------------------------------------------
                                                                          Kenneth L. Bernhardt,
                                                                                Director

March 19, 1997                                                          By: /s/ IRWIN LOWENSTEIN
                                                            -------------------------------------------------
                                                                            Irwin Lowenstein,
                                                                                Director

March 19, 1997                                                         By: /s/ A. GORDON TUNSTALL
                                                            -------------------------------------------------
                                                                           A. Gordon Tunstall,
                                                                                Director

                                 EXHIBIT INDEX

EXHIBIT                                                                      SEQUENTIAL
NUMBER                                 DESCRIPTION                           PAGE NUMBER
-------                                -----------                           -----------
10.40.1    --  First Amendment to Loan and Security Agreement dated as of
               November 11, 1996 by and between the Registrant and Mellon
               Bank, N.A...................................................
10.40.2    --  Second Amendment to Loan and Security Agreement dated as of
               March 21, 1997 by and between the Registrant and Mellon
               Bank, N.A...................................................
23.1       --  Consent of Deloitte & Touche LLP............................
27         --  Financial Data Schedule (for SEC use only)