Form 10-Q
period 1997-03-29
LA T SPORTSWEAR INC /
filed 1997-05-12
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                       Commission File Number:
     March 29, 1997                                       0-23234



                            L.A. T SPORTSWEAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Georgia                                         58-1724902
-----------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


1200 Airport Drive, Ball Ground, Georgia                  30107
-----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)




Registrant's telephone number, including area code:       (770) 479-1877
                                                   --------------------------

Not applicable
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                No
        --------              --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, without par value                   4,200,001 shares
 ----------------------------------------    ----------------------------------
               Class                            Outstanding at May 2, 1997

PART I.  FINANCIAL INFORMATION
Item 1: Financial Statements
L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(In thousands except share data)
-----------------------------------------------------------------------------



                                           March 29,   December 28,
                                             1997          1996
ASSETS                                    (unaudited)
CURRENT ASSETS:
 Cash                                     $      371       $   938
 Accounts receivable, net                      8,471         7,599
 Inventories                                  24,967        20,561
 Income tax receivable                         1,913         1,923
 Other current assets                          1,207           774
                                          ----------   -----------
  Total current assets                        36,929        31,795

PROPERTY, PLANT AND EQUIPMENT - Net            4,134         4,315

OTHER ASSETS                                     365           409
                                          ----------   -----------
                                             $41,428       $36,519
                                          ==========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                            $ 7,254       $ 4,088
 Accounts payable - related parties            1,751         1,049
 Current portion of long-term debt                23            22
 Accrued expenses                              1,122           948
                                          ----------   -----------
  Total current liabilities                   10,150         6,107

LONG-TERM DEBT                                20,369        18,929

DEFERRED INCOME TAXES                            594           502

STOCKHOLDERS' EQUITY:
 Preferred stock, 5,000,000 shares
  authorized; no shares issued
 Common Stock, no par value; 25,000,000
  shares authorized; 4,200,001 shares
  issued and outstanding                      10,825        10,825
 Paid in capital                               3,304         3,304
 Accumulated deficit                          (3,814)       (3,148)
                                          ----------   -----------
 Total stockholders' equity                   10,315        10,981
                                          ----------   -----------
                                             $41,428       $36,519
                                          ==========   ===========

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)




                                        Quarter Ended
                                     --------------------
                                     March 29,  March 30,
                                       1997       1996
NET SALES                             $16,211    $23,344

COST OF GOODS SOLD                     13,420     19,361
                                     --------   --------
   Gross Profit                         2,791      3,983

OPERATING EXPENSES                      3,027      4,056
                                     --------   --------
OPERATING LOSS                           (236)       (73)

INTEREST EXPENSE                          430        605
                                     --------   --------
LOSS BEFORE INCOME TAXES                 (666)      (678)

INCOME TAX BENEFIT                         --       (252)
                                     --------   --------
NET LOSS                              $  (666)   $  (426)
                                     ========   ========
NET LOSS PER SHARE                    $ (0.16)   $ (0.10)
                                     ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING     4,200      4,200
-----------------------------------  ========   ========

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)




                                                                QUARTER ENDED
                                                             --------------------

                                                             MARCH 29,  MARCH 30,
                                                               1997       1996
OPERATING ACTIVITIES:
 Net loss                                                     $ (666)     $  (426)
 Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
 Depreciation and amortization                                   180          217
 (Loss) gain on sale or write-off of fixed assets                (25)          65
 Changes in assets and liabilities providing (using) cash:
  Accounts receivable                                           (872)        (346)
  Inventories                                                 (4,406)       2,415
  Other assets                                                  (287)        (998)
  Accounts payable                                             3,868         (219)
  Accrued expenses                                               174         (211)
                                                              --------   --------
   Net cash (used in) provided by operating activities        (2,034)         497

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                       (11)        (106)
 Proceeds from sale of assets                                     38           22
                                                              --------   --------
   Net cash provided by (used in) investing activities            27          (84)

FINANCING ACTIVITIES:
 Borrowings under (repayments of) line of credit, net          1,446       (1,119)
 Repayments of long-term borrowings                               (6)        (211)
                                                              --------   --------
    Net cash provided by (used in) financing activities        1,440       (1,330)
                                                              --------   --------
NET CHANGE IN CASH                                              (567)        (917)

CASH, BEGINNING OF PERIOD                                        938        2,784
                                                              --------   --------
CASH, END OF PERIOD                                          $   371      $ 1,867
-------------------                                           ========   ========

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED MARCH 29, 1997 AND MARCH 30, 1996

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

   The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three months ended March 29, 1997 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

   Inventories consisted of the following (in thousands):


                                       March 29,      December 28,
                                          1997            1996
Raw materials                           $   734          $   771
Work-in-process                             377              307
Finished goods                           23,856           19,483
                                        -------          -------
                                        $24,967          $20,561
                                        =======          =======

3. LONG-TERM DEBT

   In April 1996, the Company entered into a new credit facility (the "new facility"). This new facility was subsequently amended in November 1996 and March 1997 to modify certain covenants, waive existing defaults and revise the maximum borrowing amount and interest rate. The new facility, as amended (i) provides for maximum borrowings of $25 million, which declines to $20 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets) after August 1997, (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus 1.25%, and (iv) is secured by principally all the Company's assets. As of May 2, 1997, the Company had borrowings totaling $18.3 million outstanding under the new facility and availability to borrow $1.3 million.

4. NEW ACCOUNTING PRONOUNCEMENT

   In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 provides for new accounting principles for the calculation of earnings per share and is effective for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted. The Company does not anticipate that this new pronouncement will have a material impact on the Company's earnings per share calculations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.


                                           Quarter Ended
                                        ---------------------

                                        March 29    March 30,
                                          1997        1996
Net Sales                                 100.0%      100.0%
Cost of goods sold                         82.8        82.9
Gross profit                               17.2        17.1
Operating expenses                         18.7        17.4
                                          -------    --------
Operating loss                             (1.5)       (0.3)
Interest expense                           (2.6)       (2.6)
                                          -------    --------
Loss before income taxes                   (4.1)       (2.9)
Income tax benefit                           --         1.1
                                          -------    --------
Net loss                                   (4.1)%      (1.8)%
--------                                  =======    ========

First Quarter of 1997 Compared to First Quarter of 1996

        The Company's net sales decreased approximately $7.1 million, or 30.6%, to $16.2 million in the first quarter of 1997 from $23.3 million in the first quarter of 1996. The decrease in net sales was primarily attributable to sluggishness in the industry and to the impact of the Company's 1995 restructuring in which its screen print operations were shut down during the 1996 third quarter.

        The Company's gross profit decreased approximately $1.2 million, or 29.9%, to $2.8 million for the first quarter of 1997 from $4.0 million in the first quarter of 1996. As a percentage of net sales, gross profit margin increased to 17.2% in the first quarter of 1997 from 17.1% in the first quarter of 1996. The decline in gross profit is attributable to the decrease in net sales.

        Operating expenses decreased approximately $1.0 million, or 25.4% to $3.0 million in the first quarter of 1997 from $4.0 million in the first quarter of 1996. The decrease in operating expenses is due primarily to the Company's closing of its screen print operations in the third quarter of 1996 as part of a restructuring plan implemented during the 1995 fourth quarter and to additional operational streamlining. As a percentage of net sales, operating expenses increased to 18.7% in the first quarter of 1997 from 17.4% in the first quarter of 1996.

        As a result of the decrease in net sales, the Company had an operating loss of approximately $(236,000) in the first quarter of 1997 compared to an operating loss of $(73,000) in the first quarter of 1996.

        Interest expense decreased approximately $175,000, or 28.9%, to $430,000 in the first quarter of 1997 from $605,000 in the first quarter of 1996, primarily due to reduced borrowings under the Company's line of credit and as a result of lower accounts receivable and inventories.

        As a result, loss before income taxes decreased approximately $12,000 to $(666,000) in the first quarter of 1997 from $(678,000) in the first quarter of 1996.

        Net loss increased approximately $240,000 to $(666,000) in the first quarter of 1997 from $(426,000) in the first quarter of 1996. The Company recognized an income tax benefit in the first quarter of 1996 of $252,000. No income tax benefit was recognized during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operations was approximately $(2 million) for the first quarter of 1997 compared to net cash provided by operations of $497,000 in the first quarter of 1996. The net cash used in operations in the first quarter of 1997 was primarily used to invest in inventories and to support increased accounts receivable levels. The investment in inventories was in support of a projected seasonal increase in sales during the 1997 second quarter.

        In April 1996, the Company entered into a new credit facility (the "new facility"). This new facility was subsequently amended in November 1996 and March 1997 to modify certain covenants, waive existing defaults and revise the maximum borrowing amount and interest rate. The new facility, as amended (i) provides for maximum borrowings of $25 million, which declines to $20 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets) after August 1997, (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus 1.25%, and (iv) is secured by principally all the Company's assets. As of May 2, 1997, the Company had borrowings totaling $18.3 million outstanding under the new facility and availability to borrow $1.3 million.

        The Company has incurred operating losses in each of the last two fiscal years and the first quarter of 1997. The Company restructured its operations in 1996 and 1995 and in addition, the Company has entered into new borrowing arrangements. Management has developed an operating plan with the goal of improving operations in 1997 and improving results in subsequent years.

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

                         PART II.  OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

        On March 14, 1994, a class action lawsuit was filed by Edward J. Slate, individually and on behalf of all others similarly situated, in the United States District Court for the Northern District of Georgia against the Company, Messrs. Isador Mitzner, David Keller, Jeffrey Lebedin, Nathan Koenigsberg, David Shelton and The Robinson-Humphrey Company, Inc. The defendants were the Company, three of its directors (and one former director), one of its then officers and the managing underwriter of the Company's initial public offering. The plaintiff purported to represent a class consisting of all persons who purchased common stock of the Company between January 25, 1994 (the date of the Company's initial public offering) and March 7, 1994. The suit alleged that the Company's registration statement and the prospectus for such offering contained a material omission thereby making those documents materially false and misleading. The plaintiffs sought an unspecified amount of damages. The Company, together with all other defendants, filed a Motion to Dismiss the action, which motion was denied by an Order dated March 29, 1995. In that Order, the court also granted the plaintiff's Motion for Certification as a Class Action. The Company and all other defendants filed Motions for Reconsideration, or in the Alternative, for Decertification of the Class Action. On May 30, 1995, the Court granted the Motions for Reconsideration.

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


Item 6. Exhibits and Reports on Form 8-K

                (a)     Exhibits.
                        Exhibit 27 - Financial Data Schedule (for SEC use only).

                (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 29, 1997.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         L.A. T SPORTSWEAR, INC.





 Dated:  May 12, 1997                    By:  /s/ Isador E. Mitzner
                                         ----------------------------------
                                              Isador E. Mitzner, Chairman
                                              and Chief Executive Officer



 Dated:  May 12, 1997                    By:  /s/ Robert C. Aldworth
                                         ----------------------------------
                                              Robert C. Aldworth
                                              Chief Operating Officer
                                              (acting principal financial
                                              and accounting officer)