Form 10-Q
period 1997-06-28
LA T SPORTSWEAR INC /
filed 1997-08-08
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarterly Period Ended                             Commission File Number:
       June 28, 1997                                             0-23234


                            L.A. T SPORTSWEAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Georgia                                                58-1724902
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1200 Airport Drive, Ball Ground, Georgia                            30107
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    (770) 479-1877
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

                 Yes        X        No
                      ------------      ------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Common Stock, without par value                     4,200,001 shares
------------------------------------------      -------------------------------
                 Class                            Outstanding at July 31, 1997

PART I.  FINANCIAL INFORMATION
Item 1: Financial Statements
L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(In thousands except share data)

                                                                                June 28,          December 28,
 ASSETS                                                                           1997                1996
                                                                               (unaudited)
 CURRENT ASSETS:
   Cash                                                                         $   390              $   938
   Accounts receivable, net                                                       7,523                7,599
   Inventories                                                                   25,208               20,561
   Income tax receivable                                                            149                1,923
   Other current assets                                                             929                  774
                                                                                -------              -------
      Total current assets                                                       34,199               31,795
 PROPERTY, PLANT AND EQUIPMENT - Net                                              3,986                4,315

 OTHER ASSETS                                                                       404                  409
                                                                                -------              -------
                                                                                $38,589              $36,519
                                                                                =======              =======
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                                             $ 7,805              $ 4,088
   Accounts payable - related parties                                             1,902                1,049
   Current portion of long-term debt                                                 22                   22
   Accrued expenses                                                                 910                  948
                                                                                -------              -------
     Total current liabilities                                                   10,639                6,107

 LONG-TERM DEBT                                                                  16,766               18,929

 DEFERRED INCOME TAXES                                                              568                  502

 STOCKHOLDERS' EQUITY:
   Preferred stock, 5,000,000 shares
     authorized; no shares issued
   Common Stock, no par value; 25,000,000
     shares authorized; 4,200,001 shares
     issued and outstanding                                                      10,825               10,825
   Paid in capital                                                                3,304                3,304
   Accumulated deficit                                                           (3,513)              (3,148)
                                                                                -------              -------
   Total stockholders' equity                                                   $10,616              $10,981
                                                                                -------              -------
                                                                                $38,589              $36,519
                                                                                =======              =======

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  Quarter Ended                Six Months Ended
                                                               -----------------------------------------------------
                                                               June 28,       June 29,       June 28,       June 29,
                                                                 1997           1996           1997           1996
 NET SALES                                                     $20,267        $30,222        $36,478        $53,566
 COST OF GOODS SOLD                                             16,748         24,213         30,168         43,575
                                                               -------        -------        -------        -------
      Gross Profit                                               3,519          6,009          6,310          9,991

 OPERATING EXPENSES                                              2,722          4,570          5,749          8,626
                                                               -------        -------        -------        -------
 OPERATING PROFIT                                                  797          1,439            561          1,365

 INTEREST EXPENSE                                                  496            591            926          1,194
                                                               -------        -------        -------        -------
 INCOME (LOSS) BEFORE INCOME TAXES                                 301            848           (365)           171

 PROVISION FOR INCOME TAXES                                         --            322             --             71
                                                               -------        -------        -------        -------
 NET INCOME (LOSS)                                             $   301        $   526        $  (365)       $   100
                                                               =======        =======        =======        =======

 NET INCOME (LOSS) PER SHARE                                   $  0.07        $  0.13        $(0.09)        $  0.02
                                                               =======        =======        =======        =======

 WEIGHTED AVERAGE SHARES OUTSTANDING                             4,200          4,200          4,200          4,200
                                                               =======        =======        =======        =======


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)


                                                                                    SIX MONTHS ENDED
                                                                                --------------------------
                                                                                JUNE 28,          JUNE 29,
                                                                                  1997              1996
 OPERATING ACTIVITIES:
   Net (loss) income                                                            $  (365)          $   100
   Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation and amortization                                                    346               430
   (Loss) gain on sale or write-off of fixed assets                                 (21)               85
   Changes in assets and liabilities providing (using) cash:
     Accounts receivable                                                             76            (1,883)
     Inventories                                                                 (4,647)            7,519
     Other assets                                                                 1,689                54
     Accounts payable                                                             4,570               (15)
     Accrued expenses                                                                 7              (211)
     Restructuring reserve                                                          (44)             (528)
                                                                                -------           -------
         Net cash provided by operating activities                                1,611             5,551

 INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                        (33)             (123)
   Proceeds from sale of assets                                                      38               110
                                                                                -------           -------
         Net cash provided by (used in) investing activities                          5               (13)

 FINANCING ACTIVITIES:
   Borrowings under (repayments of) line of credit, net                          (2,154)           19,180
   Payment of previous line of credit                                                --           (24,119)
   Payments of long-term borrowings                                                 (10)           (1,628)
                                                                                -------           -------
         Net cash (used in) provided by financing activities                     (2,164)            6,567
                                                                                -------           -------

 NET CHANGE IN CASH                                                                (548)           (1,029)

 CASH, BEGINNING OF PERIOD                                                          938             2,784
                                                                                -------           -------
 CASH, END OF PERIOD                                                            $   390           $ 1,755
                                                                                =======           =======


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED JUNE 28, 1997 AND JUNE 29, 1996

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

    The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the six months ended June 28, 1997 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

    Inventories consisted of the following (in thousands):

                                                          June 28,           December 28,
                                                            1997                 1996
 Raw materials                                             $   730             $   771
 Work-in-process                                               313                 307
 Finished goods                                             24,165              19,483
                                                           -------             -------
                                                           $25,208             $20,561
                                                           =======             =======

3.  LONG-TERM DEBT

         In April 1996, the Company entered into a new credit facility (the "new facility"). This new facility was subsequently amended in November 1996 and March 1997 to modify certain covenants, waive existing defaults and revise the maximum borrowing amount and interest rate. The new facility, as amended
(i) provides for maximum borrowings of $25 million, which declines to $20 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets) after August 1997, (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus 1.25%, and (iv) is secured principally by all the Company's assets. As of June 28, 1997, the Company had borrowings totaling $16.1 million outstanding under the new facility and availability to borrow $2.8 million.

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

                                                       Quarter Ended                Six Months Ended
                                                   ---------------------          ---------------------
                                                   June 28,     June 29,          June 28,     June 29,
                                                     1997         1996              1997         1996
 Net Sales                                         100.0%         100.0%          100.0%        100.0%

 Cost of goods sold                                 82.6           80.1            82.7          81.3
                                                   -----          -----           -----         -----
                                                    17.4           19.9            17.3          18.7
 Gross profit
 Operating expenses                                 13.5           15.1            15.8          16.2
                                                   -----          -----           -----         -----
 Operating profit                                    3.9            4.8             1.5           2.5


 Interest expense                                    2.4            2.0             2.5           2.2
                                                   -----          -----           -----         -----
 Income before income taxes                          1.5            2.8            (1.0)          0.3

 Provision for income taxes                           --            1.1             --            0.1
                                                   -----          -----           -----         -----
 Net income                                          1.5%           1.7%           (1.0)%         0.2%
                                                   =====          =====           =====         =====


Second Quarter of 1997 Compared to Second Quarter of 1996

         The Company's net sales decreased approximately $9.9 million, or 32.9%, to $20.3 million in the second quarter of 1997 from $30.2 million in the second quarter of 1996. The decrease in net sales was primarily attributable to sluggishness in the industry and to the impact of the Company's 1995 restructuring in which its screen print operations were shut down during the 1996 third quarter.

         The Company's gross profit decreased approximately $2.5 million, or 41.4%, to $3.5 million for the second quarter of 1997 from $6.0 million in the second quarter of 1996. As a percentage of net sales, gross profit margin decreased to 17.4% in the second quarter of 1997 from 19.9% in the second quarter of 1996. The decline in gross profit is attributable to both the decrease in net sales and the decrease in gross profit margin. The decline in gross profit margin was primarily attributable to stiff competition in the industry and to the fact that sales of the Company's manufactured products, which have a higher gross margin, decreased to 21.0% of the second quarter sales in 1997 from 28.0% in the second quarter of 1996.

         Operating expenses decreased approximately $1.9 million, or 40.4%, to $2.7 million in the second quarter of 1997 from $4.6 million in the second quarter of 1996. The decrease in operating expenses is due primarily to the Company's closing of its screen print operations in the third quarter of 1996, as part of a restructuring plan implemented during the 1995 fourth quarter, and to additional operational streamlining. As a percentage of net sales, operating expenses decreased to 13.5% in the second quarter of 1997 from 15.1% in the second quarter of 1996.

         As a result of the decrease in net sales and gross profit margin, operating profit decreased approximately $642,000, or 44.6%, to approximately $797,000 in the second quarter of 1997 from $1.4 million in the second quarter of 1996. As a percentage of net sales, operating profit margin was 3.9% in the second quarter of 1997, compared to 4.8% in the second quarter of 1996.

         Interest expense decreased approximately $95,000, or 16.1%, to $496,000 in the second quarter of 1997 from $591,000 in the second quarter of 1996, primarily due to reduced borrowings under the Company's line of credit and as a result of lower accounts receivable and inventories.

         Income before income taxes decreased approximately $547,000 to $301,000 in the second quarter of 1997 from $848,000 in the second quarter of 1996. Income before income taxes as a percentage of net sales declined to 1.5% in the second quarter of 1997 from 2.8% in the second quarter of 1996.

         Net income decreased approximately $225,000 to $301,000 in the second quarter of 1997 from $526,000 in the second quarter of 1996. Net income as a percentage of net sales declined to 1.5% in the second quarter of 1997 from 1.7% in the second quarter of 1996.

First Six Months of 1997 Compared to First Six Months of 1996

         The Company's net sales decreased approximately $17.1 million, or 31.9%, to $36.5 million in the first six months of 1997 from $53.6 million in the first six months of 1996. The decrease in net sales was primarily attributable to sluggishness in the industry and to the impact of the Company's 1995 restructuring in which its screen print operations were shut down during the 1996 third quarter.

         The Company's gross profit decreased approximately $3.7 million, or 36.8%, to $6.3 million for the first six months of 1997 from $10.0 million in the first six months of 1996. As a percentage of net sales, gross profit margin decreased to 17.3% in the first six months of 1997 from 18.7% in the first six months of 1996. The decline in gross profit is attributable to both the decrease in net sales and the decrease in gross profit margin. The decline in gross profit margin was primarily attributable to stiff competition in the industry and to the fact that sales of the Company's manufactured products, which have a higher gross margin, decreased to 22.0% of the first six months sales in 1997 from 27.0% in the first six months of 1996.

         Operating expenses decreased approximately $2.8 million, or 33.3%, to $5.8 million in the first six months of 1997 from $8.6 million in the first six months of 1996. The decrease in operating expenses is due primarily to the Company's closing of its screen print operations in the third quarter of 1996, as part of a restructuring plan implemented during the 1995 fourth quarter, and to additional operational streamlining. As a percentage of net sales, operating expenses decreased to 15.8% in the first six months of 1997 from 16.2% in the first six months of 1996.

         As a result of the decrease in net sales and gross profit margin, operating profit decreased approximately $804,000, or 58.9% to $561,000 in the first six months of 1997 from $1.4 million in the first six months of 1996. As a percentage of net sales, operating profit decreased to 1.5% in the first six months of 1997 from 2.5% in the first six months of 1996.

         Interest expense decreased approximately $268,000, or 22.4%, to $926,000 in the first six months of 1997 from $1.2 million in the first six months of 1996, primarily due to reduced borrowings under the Company's line of credit and as a result of lower accounts receivable and inventories.

         Income before income taxes decreased approximately $536,000 to a loss of $(365,000) in the first six months of 1997 from income of $171,000 in the first six months of 1996. Income before income taxes as a percentage of net sales decreased to (1.0)% in the first six months of 1997 from 0.3% in the first six months of 1996.

         Net income decreased approximately $465,000 to a loss of $(365,000) in the first six months of 1997 from income of $100,000 in the first six months of 1996. Net income as a percentage of net sales decreased to (1.0)% in the first six months of 1997 from 0.2% in the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was approximately $1.6 million for the first six months of 1997 compared to $5.6 million in the first six months of 1996. The net cash provided by operations in the first six months of 1997 was primarily through the receipt of approximately $2.1 million in income tax refunds.

         In April 1996, the Company entered into a new credit facility (the "new facility"). This new facility was subsequently amended in November 1996 and March 1997 to modify certain covenants, waive existing defaults and revise the maximum borrowing amount and interest rate. The new facility, as amended
(i) provides for maximum borrowings of $25 million, which declines to $20 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets) after August 1997, (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus 1.25%, and (iv) is secured by principally all the Company's assets. As of July 22, 1997, the Company had borrowings totaling $13.3 million outstanding under the new facility and availability to borrow $3.7 million.

         The Company has incurred operating losses in each of the last two fiscal years and the first six months of 1997. The Company restructured its operations in 1996 and 1995 and in addition, the Company has entered into new borrowing arrangements. Management has developed an operating plan with the goal of improving operations in 1997 and improving results in subsequent years.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters for Vote of Security Holders

On May 22, 1997, the Company held its 1997 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified. Isador E. Mitzner, J. David Keller, Kenneth L. Bernhardt and Irwin Lowenstein. The number of votes cast for each director and the number of shares withholding authority to vote in favor is set forth below with respect to each division:

                                     For           Withheld
                                  ----------       --------
         Isador E. Mitzner        3,822,844        51,313
         J. David Keller          3,823,094        51,063
         Kenneth Bernhardt        3,823,094        51,063
         Irwin Lowenstein         3,823,094        51,063



Item 6.  Exhibits and Reports on Form 8-K

    (a)    Exhibit 27 - Financial Data Schedule (for SEC use only).

    (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 28, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           L.A. T SPORTSWEAR, INC.



Dated:   August 5, 1997                    By: /s/ Isador E. Mitzner
                                               ---------------------------
                                               Isador E. Mitzner, Chairman
                                               and Chief Executive Officer



Dated:   August 5, 1997                    By: /s/ John F. Hankinson
                                               ---------------------------
                                               John F. Hankinson
                                               Chief Financial Officer