Form 10-Q
period 1997-09-27
LA T SPORTSWEAR INC /
filed 1997-10-24
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended                        Commission File Number:
      September 27, 1997                                     0-23234

                             L.A.T SPORTSWEAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                            58-1724902
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1200 Airport Drive, Ball Ground, Georgia                      30107
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (770) 479-1877
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

                  Yes        X                       No
                           -----                        ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Common Stock, without par value             4,200,001 shares
      --------------------------------   -------------------------------
                  Class                  Outstanding at October 14, 1997

PART I.  FINANCIAL INFORMATION
Item 1: Financial Statements
L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(In thousands except share data)
----------------------------------------------------------------------------------------------------------------------

                                                                            SEPTEMBER 27,             DECEMBER 28,
ASSETS                                                                           1997                     1996
                                                                             (UNAUDITED)

CURRENT ASSETS:
  Cash                                                                   $                338      $               938
  Accounts receivable, net                                                              7,488                    7,599
  Inventories                                                                          21,903                   20,561
  Income tax receivable                                                                   144                    1,923
  Other current assets                                                                    828                      774
                                                                         --------------------      -------------------

     Total current assets                                                              30,701                   31,795

PROPERTY, PLANT AND EQUIPMENT - Net                                                     3,849                    4,315

OTHER ASSETS                                                                              353                      409
                                                                         --------------------      -------------------

                                                                         $             34,903      $            36,519
                                                                         ====================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $              7,419      $             4,088
  Accounts payable - related parties                                                    1,623                    1,049
  Current portion of long-term debt                                                        22                       22
  Accrued expenses                                                                        957                      948
                                                                         --------------------      -------------------

    Total current liabilities                                                          10,021                    6,107

LONG-TERM DEBT                                                                         13,515                   18,929

DEFERRED INCOME TAXES                                                                     566                      502

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued
  Common Stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                                                             10,825                   10,825
  Paid in capital                                                                       3,304                    3,304
  Accumulated deficit                                                                  (3,328)                  (3,148)
                                                                         --------------------      -------------------

  Total stockholders' equity                                             $             10,801      $            10,981
                                                                         --------------------      -------------------

                                                                         $             34,903      $            36,519
                                                                         ====================      ===================

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------

                                                        Quarter Ended                           Nine Months Ended
                                              ----------------------------------------------------------------------------
                                               September 27,       September 28,         September 27,       September 28,
                                                  1997                1996                  1997                 1996


NET SALES                                   $        19,819     $        22,857       $        56,297     $         76,423
COST OF GOODS SOLD                                   16,632              19,594                46,800               63,169
                                            ---------------     ---------------       ---------------     ----------------
     Gross Profit                                     3,187               3,263                 9,497               13,254
OPERATING EXPENSES                                    2,644               3,859                 8,392               12,486
                                            ---------------     ---------------       ---------------     ----------------
OPERATING PROFIT (LOSS)                                 543                (596)                1,105                  768
OTHER EXPENSES (PRINCIPALLY INTEREST)                   343                 458                 1,269                1,651
                                            ---------------     ---------------       ---------------     ----------------
INCOME (LOSS) BEFORE INCOME TAXES                       200              (1,054)                 (164)                (883)
PROVISION FOR (BENEFIT FROM) INCOME
TAXES                                                    16                 (71)                   16                   --
                                            ---------------     ---------------       ---------------     ----------------
NET INCOME (LOSS)                           $           184     $          (983)       $         (180)     $          (883)
                                            ===============     ===============       ===============     ================
NET INCOME (LOSS) PER SHARE                 $          0.04     $         (0.23)       $        (0.04)     $         (0.21)
                                            ===============     ===============       ===============     ================
WEIGHTED AVERAGE SHARES OUTSTANDING                   4,200               4,200                 4,200                4,200
                                            ===============     ===============       ===============     ================

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                                                                            NINE MONTHS ENDED
                                                                                ------------------------------------------
                                                                                  SEPTEMBER 27,           SEPTEMBER 28,
                                                                                       1997                    1996
OPERATING ACTIVITIES:
  Net loss                                                                      $             (180)     $             (883)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                                                                482                     663
  Loss on sale or write-off of fixed assets                                                    (20)
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                                                        111                   1,324
    Inventories                                                                             (1,342)                  7,858
    Other assets                                                                             1,844                     356
    Accounts payable                                                                         3,905                   1,545
    Accrued expenses                                                                            54                    (206)
    Restructuring reserve                                                                      (45)                   (632)
                                                                                ------------------      ------------------

        Net cash provided by operating activities                                            4,809                  10,025

Investing activities:
  Purchase of property, plant and equipment                                                    (41)                   (171)
  Proceeds from sale of assets                                                                  46                     381
                                                                                ------------------      ------------------

        Net cash provided by investing activities                                                5                     210

FINANCING ACTIVITIES:
 (Repayments of) borrowings under line of credit, net                                       (5,399)                 14,676
  Payment of previous line of credit                                                                               (24,119)
  Payments of long-term borrowings                                                             (15)                 (1,639)
                                                                                ------------------      ------------------

        Net cash used in financing activities                                               (5,414)                (11,082)
                                                                                ------------------      ------------------

NET CHANGE IN CASH                                                                            (600)                   (847)

CASH, BEGINNING OF PERIOD                                                                      938                   2,784
                                                                                ------------------      ------------------

CASH, END OF PERIOD                                                             $              338      $            1,937
                                                                                ==================      ==================

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

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

    The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the nine months ended September 27, 1997 are not necessarily indicative of the operating results to be expected for the full year.

2.  INVENTORIES

    Inventories consisted of the following (in thousands):


                                    September 27,           December 28,
                                        1997                    1996

Raw materials                     $             758       $             771
Work-in-process                                 247                     307
Finished goods                               20,898                  19,483
                                  -----------------       -----------------

                                  $          21,903       $          20,561
                                  =================       =================

3.  LONG-TERM DEBT

    In April 1996, the Company entered into a new credit facility (the "new facility"). This new facility was subsequently amended in November 1996 and March 1997 to modify certain covenants, waive existing defaults and revise the maximum borrowing amount and interest rate. The new facility, as amended (i) provides for maximum borrowings of $20 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus 1.25%, and (iv) is secured principally by all the Company's assets. As of September 27, 1997, the Company had borrowings totaling $12.9 million outstanding under the new facility and availability to borrow $3.4 million.

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


                                                   Quarter Ended                                Nine Months Ended
                                     -----------------------------------------       -----------------------------------------
                                       September 27,           September 28,           September 27,             September 28,
                                            1997                   1996                    1997                      1996
Net Sales                                         100.0%                  100.0%                   100.0%                  100.0%
Cost of goods sold                                 83.9                    85.7                     83.1                    82.7
                                     ------------------       -----------------        -----------------      ------------------
Gross profit                                       16.1                    14.3                     16.9                    17.3
Operating expenses                                 13.4                    16.9                     14.9                    16.3
                                     ------------------       -----------------        -----------------      ------------------
Operating profit (loss)                             2.7                    (2.6)                     2.0                     1.0
Interest expense                                    1.7                     2.0                      2.3                     2.2
                                     ------------------       -----------------        -----------------      ------------------
Income (loss) before income taxes                   1.0                    (4.6)                    (0.3)                   (1.2)
Provision (benefit) for income taxes                0.1                    (0.3)                     0.0                     0.0
                                     ------------------       -----------------        -----------------      ------------------
Net income (loss)                                   0.9%                   (4.3)%                   (0.3)%                  (1.2)%
                                     ==================       =================        =================      ==================

Third Quarter of 1997 Compared to Third Quarter of 1996

    The Company's net sales decreased approximately $3.0 million, or 13.3 %, to $19.8 million in the third quarter of 1997 from $22.8 million in the third quarter of 1996. The decrease in net sales was primarily attributable to sluggishness in the industry and to the impact of the Company's 1995 restructuring in which its screen print operations were shut down during the 1996 third quarter.

    The Company's gross profit decreased approximately $76,000, or 2.3%, to $3.2 million for the third quarter of 1997 from $3.3 million in the third quarter of 1996. Gross profit margin increased to 16.1% in the third quarter of 1997 from 14.3% in the third quarter of 1996. The decline in gross profit is attributable to the decrease in net sales. The increase in gross profit margin was primarily attributable to more efficient operations in the manufacturing division and to special vendor purchase discounts realized in the distribution division during the third quarter.

    Operating expenses decreased approximately $1.3 million, or 31.5%, to $2.6 million in the third quarter of 1997 from $3.9 million in the third quarter of 1996. The decrease in operating expenses is due primarily to the Company's closing of its screen print operations in the third quarter of 1996, as part of a restructuring plan implemented during the 1995 fourth quarter, and to additional operational streamlining. As a percentage of net sales, operating expenses decreased to 13.4% in the third quarter of 1997 from 16.9% in the third quarter of 1996.

    Primarily as a result of the decrease in operating expenses, operating profit increased approximately $1.1 million, or 191.1%, to approximately $543,000 in the third quarter of 1997 from a loss of $(596,000) in the third quarter of 1996. As a percentage of net sales, operating profit margin was 2.7% in the third quarter of 1997, compared to (2.6)% in the third quarter of 1996.

    Interest expense decreased approximately $115,000 or 25.1%, to $343,000 in the third quarter of 1997 from $458,000 in the third quarter of 1996, primarily due to reduced borrowings under the Company's line of credit, which resulted from carrying lower accounts receivable and inventory balances, and because the Company took advantage of deferred datings from major vendors.

    Income before income taxes increased approximately $1.3 million to $200,000 in the third quarter of 1997 from a loss of $(1.1) million in the third quarter of 1996. Income before income taxes as a percentage of net sales increased to 1.0% in the third quarter of 1997 from (4.6)% in the third quarter of 1996.

    As a result of the factors described above, net income increased approximately $1.2 million to $184,000 in the third quarter of 1997 from a loss of $(983,000) in the third quarter of 1996. Net income as a percentage of net sales increased to 0.9% in the third quarter of 1997 from (4.3)% in the third quarter of 1996.

First Nine Months of 1997 Compared to First Nine Months of 1996

    The Company's net sales decreased approximately $20.1 million, or 26.3%, to $56.3 million in the first nine months of 1997 from $76.4 million in the first nine months of 1996. The decrease in net sales was primarily attributable to sluggishness in the industry and to the impact of the Company's 1995 restructuring in which its screen print operations were shut down during the 1996 third quarter.

    The Company's gross profit decreased approximately $3.8 million, or 28.3%, to $9.5 million for the first nine months of 1997 from $13.3 million in the first nine months of 1996. Gross profit margin decreased to 16.9% in the first nine months of 1997 from 17.3% in the first nine months of 1996. The decline in gross profit is attributable to both the decrease in net sales and stiff competition in the industry. Gross profit margin was further impacted by the fact that sales of the Company's manufactured products, which have a higher gross margin, decreased to 20.8% of net sales for the first nine months of 1997 from 25.7% of net sales in the first nine months of 1996.

    Operating expenses decreased approximately $4.1 million, or 32.8%, to $8.4 million in the first nine months of 1997 from $12.5 million in the first nine months of 1996. The decrease in operating expenses is due primarily to the Company's closing of its screen print operations in the third quarter of 1996, as part of a restructuring plan implemented during the 1995 fourth quarter, and to additional operational streamlining. As a percentage of net sales, operating expenses decreased to 14.9% in the first nine months of 1997 from 16.3% in the first nine months of 1996.

    As a result of the decrease in operating expenses, operating profit increased approximately $337,000, or 43.9% to $1.1 million in the first nine months of 1997 from $768,000 in the first nine months of 1996. As a percentage of net sales, operating profit increased to 2.0% in the first nine months of 1997 from 1.0% in the first nine months of 1996.

    Interest expense decreased approximately $382,000, or 23.1%, to $1.3 million in the first nine months of 1997 from $1.7 million in the first nine months of 1996, primarily due to reduced borrowings under the Company's line of credit, which resulted from carrying lower accounts receivable and inventory balances, and because the Company took advantage of deferred datings from major vendors.

    Loss before income taxes decreased approximately $719,000 to $(164,000) in the first nine months of 1997 from $(883,000) in the first nine months of 1996. Loss before income taxes as a percentage of net sales decreased to (0.3)% in the first nine months of 1997 from (1.2)% in the first nine months of 1996.

    As a result of the factors described above, net loss decreased approximately $703,000 to $(180,000) in the first nine months of 1997 from $(883,000) in the first nine months of 1996. Net loss as a percentage of net sales decreased to (0.3)% in the first nine months of 1997 from (1.2)% in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations was approximately $4.8 million for the first nine months of 1997 compared to $10.0 million in the first nine months of 1996. The net cash provided by operations in the first nine months of 1997 was primarily through the receipt of approximately $2.1 million in income tax refunds and to an increase in accounts payable that resulted from taking advantage of deferred datings for early inventory purchases.

    In April 1996, the Company entered into a new credit facility (the "new facility"). This new facility was subsequently amended in November 1996 and March 1997 to modify certain covenants, waive existing defaults and revise the maximum borrowing amount and interest rate. The new facility, as amended (i) provides for maximum borrowings of $20 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires in the second quarter of 1999, (iii) bears interest at prime plus 1.25%, and (iv) is secured by principally all the Company's assets. As of October 14, 1997, the Company had borrowings totaling $12.3 million outstanding under the new facility and availability to borrow $4.1 million.

    The Company has incurred operating losses in each of the last two fiscal years and the first nine months of 1997. The Company restructured its operations in 1996 and 1995 and in addition, the Company has entered into new borrowing arrangements. Management has developed an operating plan with the goal of improving operations in 1997 and improving results in subsequent years.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

             (a)     Exhibits.  27 - Financial Data Schedule (for SEC use only)

             (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 27, 1997.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       L.A. T SPORTSWEAR, INC.

Dated:   October 14, 1997              By:   /s/ Isador E. Mitzner
                                             ---------------------------
                                             Isador E. Mitzner, Chairman
                                             and Chief Executive Officer

Dated:   October 14, 1997              By:   /s/ John F. Hankinson
                                             ---------------------------
                                             John F. Hankinson
                                             Chief Financial Officer