Form 10-K
period 1997-12-27
LA T SPORTSWEAR INC /
filed 1998-03-26
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  --------------------------------------------

                                    FORM 10-K
                  --------------------------------------------


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 27, 1997
                  --------------------------------------------

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

                                      None
                  --------------------------------------------

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                         Common Stock, without par value
                  --------------------------------------------



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (1,311,602 shares) on March 6, 1998 was $737,763. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock, without par value, as of March 6,1998: 4,200,001 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1998 are incorporated by reference into Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I,
Item 1.

                                     PART I

ITEM 1.           BUSINESS.

         L.A. T Sportswear, Inc. (the "Company") is a national distributor and manufacturer of quality imprintable and decorable knitted sportswear. Through its distribution operations (which are carried out under the name Full Line Distributors), the Company is a national distributor of undecorated garments for the imprinted sportswear industry, carrying one of the broadest product lines in the industry, including basic t-shirts and sweatshirts, golf shirts, baseball and golf caps, athletic jackets, athletic jerseys and shorts, bags and aprons. The Company carries the products and brands of nationally recognized manufacturers, including Fruit of the Loom(R), Hanes(R), Russell(R) and Jonathan Corey(R), as well as its own line of manufactured apparel. Through its manufacturing operations (which are carried out under the name L.A. T Sportswear), the Company designs, manufactures and markets decorable sportswear, primarily for the infant and toddler, youth and fashion adult markets. The Company's products, which include basic t-shirts and sweatshirts, one-piece rompers, dresses and fashion coordinates, are marketed under the following brand names: Rabbit Skins(R) (infant and toddler wear); L.A. T For Kids(R) (youth wear, ages five to ten); and L.A. T Sportswear(R) (adult fashion wear).

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

         The Company's executive offices are located at 1200 Airport Drive, Ball Ground, Georgia 30107 and its telephone number is (770) 479-1877.

OPERATIONS

         The Company is a national wholesaler of decorable sportswear and accessories. The imprinted sportswear industry is highly fragmented and includes a wide variety of businesses such as screen printers, embroiderers, advertising specialty companies, crafters and sporting goods and uniform companies. The majority of the Company's distribution customers are small, independent companies that lack the capitalization and space requirements to warehouse their product needs, instead relying on wholesalers such as the Company to supply their products. The Company believes that for these customers, breadth of product line, immediate availability of product and superior customer service are as important as price. For these reasons, the Company's distribution operations are geared to breadth of product line, depth of inventory and prompt order filling, as well as competitive pricing. While management believes that most of its competitors carry only basic items such as t-shirts and sweatshirts, the Company carries these items as well as a wide variety of specialty products from bags and aprons to golf shirts in over 100 colors and sizes ranging from small to triple-extra large.

         In addition to its distribution operations, the Company also designs, manufactures and markets its own lines of imprintable and decorable sportswear for the infant and toddler, youth and fashion adult markets for sale to mass merchants and specialty retailers and private label garments for selected distributors, screen printers and retailers. In its manufacturing operations, the Company seeks market niches in the imprinted sportswear industry where it has a competitive advantage by virtue of its ability to manufacture on a shorter product run basis than fully integrated mills, and where innovative product design or fabric introductions can differentiate it from its competitors.

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

         At December 27, 1997, the Company's inventory included approximately 300 styles of products from 13 garment and accessories manufacturers. This inventory included approximately 5,800 individual items (SKUs) including all color and size variations. The Company's primary suppliers are Fruit of the Loom(R), Hanes(R) and Russell(R) (t-shirts and sweatshirts), Print-Ons(R) and Jonathan Corey(R) (golf shirts and sports shirts), Auburn Sportswear(R) (athletic jackets), Yupoong(R) (baseball and golf caps), Augusta(R) Sportswear (athletic jerseys, shorts, aprons and bags), Rabbit Skins(R) (toddler and infant wear), Fieldcrest/Cannon(TM) (golf and beach towels) and L.A. T For Kids(R) and L.A. T Sportswear(R) (youth and adult sportswear). Product offerings are reviewed annually in connection with the preparation of customer catalogs, new and expanded lines are routinely added and slow moving or discontinued products are deleted.

         The Company generally enters into non-exclusive oral distribution agreements with the vendors of the products it distributes which are cancelable by either party upon notice. Management believes that the current relationship with its vendors is satisfactory.

  Distribution and Warehousing

         As of March 6, 1998, the Company operated six distribution centers located in the metropolitan areas of Atlanta, Cleveland, Houston, Los Angeles, Miami and St. Louis. Each distribution center is leased and ranges from approximately 41,000 to 59,000 square feet. Each facility is supervised by a location manager and includes a support staff of office and warehouse personnel.

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

  Customers and Customer Service

         The Company's customers are predominantly small independent imprinters, embroiderers, advertising specialty companies, crafters and sporting goods and uniform companies which purchase their requirements on an as needed basis for immediate delivery. At December 27, 1997, the Company had an active customer list of over 26,000 customers (customers who had placed an order within the preceding year). In 1997, the largest customer accounted for less than 2% of the Company's $72.6 million in sales and the Company's ten largest customers accounted for less than 8% of sales. By contrast, approximately 85% of sales were to customers who purchased less than $100,000 worth of merchandise during the year. All credit decisions are handled by the Company's centralized credit staff at its Atlanta facility. For 1997, the Company experienced credit losses of 1.0% of sales.

         The Company has a centralized customer service department located in Atlanta. Customer service lines are answered Monday through Friday from 8:00 a.m. to 6:00 p.m., local time. The distribution operations offer same day shipping on all orders placed before 4:00 p.m. and 24-hour shipping on all other orders.

         Customer service representatives are required to be familiar with the entire product line and able to answer customer questions concerning the Company's product offerings. The Company utilizes a comprehensive training program for new customer service representatives. Each service representative spends time training in the warehouse, pulling customer orders and learning the product lines. Trainees are provided with a training manual which details each style with complete line sketches of each product highlighting all features and detailing all colors and sizes, dimensions and fabric content. The manual also outlines telephone and order entry procedures, both computerized and manual, and provides tests to ensure that service representatives are trained to the Company's standards.

  Marketing and Advertising

         The Company primarily markets its products through its catalog, trade shows, major trade magazines and direct mail flyers. The Company produces and distributes approximately 200,000 catalogs annually and exhibits at several trade shows. The advertisements and flyers are designed to educate the customer about the Company's business by highlighting its multiple locations, extended operating hours, excellent service and product availability.

         The Company exhibited at four shows in 1997. The participation in these trade shows provides L.A. T with excellent opportunities to display its collection of imprintable apparel and solicit new customers.

  Product Development

         The Company's imprintable knitted sportswear products (blanks) are focused in the areas of infant and toddler, youth and fashion adult sportswear. Under its registered label Rabbit Skins(R), the Company produces a full line of activewear for infants and toddlers, including basic t-shirts and sweatshirts, one-piece rompers, dresses and fashion coordinates. The Company's 1998 Rabbit Skins(R) line consists of approximately 54 styles and 595 SKUs including all color and size variations. Garments in this line are manufactured using a variety of fabrics including 100% cotton and 50% cotton/50% polyester.

         Rabbit Skins(R) infant and toddler wear was the first product line developed by the Company and the Company believes it is a major manufacturer in this category of imprintable garments. For 1997, sales of Rabbit Skins(R) products accounted for 9.4% of the Company's net sales.

         The Company also produces a line of imprintable youth garments under the label L.A. T For Kids(R) (ages five to ten years) with product offerings such as basic t-shirts, dresses, fashion coordinates and shorts. For 1998, the youth line consists of approximately 12 styles and 113 SKUs including all color and size variations.

         The Company designs and manufactures a line of adult activewear under the label L.A. T Sportswear(R). Offerings in this line consist of shorts, fashion t-shirts and tops, and cover-ups. The adult line consists of approximately 33 styles and 500 SKUs. The L.A. T Sportswear(R) line tends to be more upscale and fashion oriented, avoiding the commodity-type garment offerings. Although all L.A. T

Sportswear(R) garments are sold as separates, the Company makes available many products in the line as top/bottom coordinates.

         Product development and new product design are the primary responsibility of the Company's merchandising department, with new product ideas and proposals subject to review by the Company's marketing personnel and executive officers at regularly scheduled meetings. The Company considers itself an innovator in new product style development.

  Sales and Marketing

         The Company utilizes both independent commissioned sales representatives and its own sales staff to sell its blank products to distributors in the imprintable sportswear industry, to larger screen printers, craft chain stores and to retailers who buy direct and perform their own screen printing. The Company's President coordinates the activities of both its independent sales representatives, as well as its own sales staff. In 1997, 3.8% of the Company's net sales were to craft stores and other retailers such as Wal-Mart, Michaels Stores, Garden Ridge Pottery, Hobby Lobby and Fabri-Centers.

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

         The finished garments are counted and packed at the individual sewing plants and then shipped to the centralized warehouse and shipping facility in Ball Ground, Georgia. All inventory of finished goods in full cases is bar coded for inventory tracking. Inventory, production, labor and other cost items are maintained for each individual plant on the Company's centralized management information and inventory tracking computer located at the corporate headquarters facility. In the past, the Company's commitment to customer service has required it to maintain substantial inventories of finished goods. The Company's current focus, consistent with this commitment to customer service, is to maximize the responsiveness and flexibility of its cutting and sewing operations enabling it to reduce finished goods inventory levels.

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

  Backlog

         As of December 27, 1997 and December 28, 1996, the Company had a backlog of orders believed to be firm of approximately $1,905,404 and $1,556,227, respectively, for products to be delivered during the respective fiscal years.

  Competition

         Competition in the screen print garment distribution business is intense and is based primarily on product line quality, availability and prompt delivery of products, price, level of customer support and the ability to offer a wide selection of products. Some of the Company's competitors have substantially greater financial resources and larger staffs. Principal competitors include national distributors such as Broder Brothers, Staton Wholesale, California Shirt Sales and South Carolina Tees, as well as regional distributors such as San Mar, Alpha Shirts and Stardust.

         In some cases, the Company also competes with manufacturers that sell directly to screen printers, sometimes at prices below those charged by the Company for similar products. Most manufacturers, however, limit their direct sales only to large resellers because of the costs associated with dealing with a large number of small volume customers.

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

EMPLOYEES

         At December 27, 1997, the Company employed approximately 356 full time employees, of which 35 were salaried, 185 were paid on an hourly basis and 136 were paid on an incentive piece work basis. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

             Name                   Position with Company

         Isador E. Mitzner          Chairman of the Board and Chief Executive
                                    Officer

         J. David Keller            President and Secretary

         John F. Hankinson          Vice President, Chief Financial Officer and
                                    Treasurer

         ISADOR E. MITZNER, age 45, founded the Company and its predecessors, and has served as its Chairman and Chief Executive Officer since its inception in 1978.

         J. DAVID KELLER, age 50, joined the Company in March 1981 and has served as President of the L.A. T Sportswear operations since 1987. Mr. Keller has served as a director of the Company since 1986, as President since October 1993, and as Secretary of the Company since March 1994. For three years prior to joining the Company, Mr. Keller worked for Hanes Activewear as a sales representative in the Southeast United States and the Caribbean.

         JOHN F. HANKINSON, age 44, joined the Company in August 1988 and has served as Vice President, Chief Financial Officer and Treasurer since May 1997. Mr. Hankinson served as Accounting Manager of the Manufacturing Division from August 1988 through June 1989, Controller of the Manufacturing Division from July 1989 through December 1995 and Company Controller from January 1996 through May 1997.

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

         The Company sells products under various trademarks and trade names used in this Annual Report that are the property of owners other than the Company. The following is a list of such trademarks and tradenames that are used in this Annual Report: Fruit of the Loom(R); Hanes(R); Russell(R); Jonathan Corey(R); Print-Ons(R); Auburn Sportswear(R); Yupoong(R); Augusta(R); and Fieldcrest/Cannon(TM).

ITEM 2.           PROPERTIES.

         The following table presents information as to the real properties and facilities of the Company as of March 6, 1998:

FACILITY AND LOCATION              PRIMARY UTILIZATION        SQUARE FOOTAGE      NATURE OF OWNERSHIP
Ball Ground, Georgia..........     Administration,
                                   Sewing, Purchasing,
                                   and Centralized
                                   distribution                    68,000         Owned

Ball Ground, Georgia..........     Production planning,
                                   Centralized cutting
                                   and Raw materials
                                   warehousing                     46,000         Owned

Roberta, Georgia..............     Sewing                          22,000         Leased through January 2003

Atlanta, Georgia..............     Administration and              56,000         Leased through
                                   Distribution                                   December 1999

Cleveland, Ohio...............     Distribution                    49,700         Leased through
                                                                                  April 2000

Fullerton, California.........     Distribution                    43,200         Leased through
                                                                                  April 2000

Houston, Texas................     Distribution                    59,000         Leased through
                                                                                  December 2002

Miami, Florida................     Distribution                    41,000         Leased through
                                                                                  December 1999

St. Louis, Missouri...........     Distribution                    44,200         Leased through
                                                                                  March 2000

ITEM 3.           LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is a party or to which its properties are subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 27, 1997.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol LATS. From January 25, 1994 through February 20, 1997, the Common Stock traded on the Nasdaq National Market. The following table sets forth, by fiscal quarter, the high and low sales prices of the Common Stock reported by The Nasdaq Stock Market during the most recent two years.


Fiscal Year Ended December 28, 1996                 High Sale                  Low Sale
-----------------------------------                 ---------                  --------
First Quarter ended March 30, 1996                     2 3/4                     2 1/4

Second Quarter ended June 29, 1996                     2 3/4                     1 7/8

Third Quarter ended September 28, 1996                 2 3/8                       7/8

Fourth Quarter ended December 28, 1996                 1 1/4                       1/2

Fiscal Year Ended December 27, 1997
-----------------------------------

First Quarter ended March 29, 1997                       7/8                       5/16

Second Quarter ended June 28, 1997                       5/8                       11/32

Third Quarter ended September 27, 1997                   3/4                       1/2

Fourth Quarter ended December 27, 1997                   7/8                       1/2

         As of March 6, 1998, the number of shareholders of record of the Company's Common Stock was approximately 52 and the number of beneficial holders of the Company's Common Stock was approximately 92. The Company has not declared or paid any cash dividends on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings, if any, for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, bank and other contractual restrictions and other factors deemed relevant by the Board.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                                   FISCAL YEAR(1)
                                                            1997          1996          1995          1994        1993(2)
                                                         -----------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS STATEMENT DATA:
 Net sales                                               $  72,608     $  94,834     $ 124,897     $ 100,356     $  78,704
 Cost of goods sold                                         60,732        79,136       104,941        81,279        61,931
                                                         ---------     ---------     ---------     ---------     ---------

 Gross profit                                               11,876        15,698        19,956        19,077        16,773
 Operating expenses                                         11,038        16,147        21,006        13,015        11,156
 Restructuring charge(3)                                        --            --         1,700            --            --
                                                         ---------     ---------     ---------     ---------     ---------
 Operating profit (loss)                                       838          (449)       (2,750)        6,062         5,617
 Other income (expense):
 Interest expense                                           (1,582)       (2,047)       (2,364)         (962)       (1,328)
   Other income (expense)                                       19             4          (266)          (15)           37
                                                         ---------     ---------     ---------     ---------     ---------
 Income (loss) before income tax and
   extraordinary item                                         (725)       (2,492)       (5,380)        5,085         4,326
 (Provision) benefit for income taxes(4)                       (21)         (172)        1,787        (2,089)         (152)
                                                         ---------     ---------     ---------     ---------     ---------
 Net income (loss) before extraordinary item                  (746)       (2,664)       (3,593)        2,996         4,174
 Extraordinary loss on prepayment of line of
   credit, net of income tax benefit of $40 (1994)(5)           --            --            --           (60)           --
                                                         ---------     ---------     ---------     ---------     ---------

 Net income (loss)                                       $    (746)    $  (2,664)    $  (3,593)    $   2,936     $   4,174
                                                         =========     =========     =========     =========     =========

 Basic and diluted net loss per share                    $   (0.18)    $   (0.63)    $   (0.86)
                                                         =========     =========     =========
 Weighted average shares outstanding                         4,200         4,200         4,200
                                                         =========     =========     =========

 Distributions declared(6)                                      --            --            --     $   5,550     $   1,650
                                                         =========     =========     =========     =========     =========

PRO FORMA DATA:
 Income before income taxes and extraordinary
   item, as reported                                                                               $   5,085     $   4,326
 Pro forma provision for income taxes(4)                                                              (2,089)       (1,657)
                                                                                                   ---------     ---------
 Pro forma income before extraordinary item                                                            2,996         2,669
 Extraordinary loss on prepayment of line of
   credit, net of income tax benefit of $40 (1994)(5)                                                    (60)           --
                                                                                                   ---------     ---------

 Pro forma net income                                                                              $   2,936     $   2,669
                                                                                                   ---------     ---------

 Pro forma net income per share:(7)
 Income before extraordinary item                                                                  $    0.72     $    0.74
 Extraordinary loss on prepayment of line of
   credit, net of income tax benefit                                                                   (0.01)           --
                                                                                                   ---------     ---------

 Pro forma net income                                                                              $    0.71     $    0.74
                                                                                                   =========     =========

 Pro forma weighted average shares outstanding(7)                                                      4,150         3,629
                                                                                                   =========     =========

BALANCE SHEET DATA (AT END OF YEAR):
 Working capital                                         $  18,282     $  25,802     $   9,011     $  30,624     $   6,325
 Property, plant and equipment, net                          3,749         4,315         5,841         5,008         4,413
 Total assets                                               28,739        36,519        57,032        44,567        26,713
 Short-term borrowings                                          23            22        30,328           372         9,759
 Long-term debt, net of current portion                     11,732        18,929           821        18,391         1,531
 Stockholders' equity                                       10,235        10,981        13,645        17,238         9,396

                           footnotes on following page

(1) Since 1994, the Company's fiscal year ends on the last Saturday in December.

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

GENERAL

         The Company expanded its business in fiscal 1993, 1994 and 1995 by (i) increasing its manufacturing capabilities and production flexibility, (ii) opening new distribution locations, (iii) introducing new product offerings and
(iv) expanding its distribution channels to include screen printers, craft stores, mass merchants and other retailers and by carrying the entire manufactured product line at all distribution locations. During 1996, the Company streamlined operations by closing certain of its facilities and discontinuing certain product lines. The Company closed two distribution facilities in January 1996 and closed one of its sewing operations in April 1996. Additionally, the Company discontinued its screen printed operations in mid-1996. The Company recorded a charge in the fourth quarter of 1995 of $1.7 million related to this restructuring. In December 1997, the Company closed its distribution center in Hartford, Connecticut, at the expiration of its facility lease.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the components of the Company's statements of operations expressed as a percentage of net sales


                                                        FISCAL YEAR
                                               -------------------------------
                                                1997         1996         1995
                                               -----        -----        -----
Net sales                                      100.0%       100.0%       100.0%

Cost of goods sold                              83.6         83.4         84.0
                                               -----        -----        -----
Gross profit                                    16.4         16.6         16.0

Operating expenses                              15.2         17.0         16.8

Restructuring charge                              --           --          1.4
                                               -----        -----        -----
Operating profit (loss)                          1.2         (0.4)        (2.2)

Other expense:

     Interest expense                           (2.2)        (2.2)        (1.9)

     Other, net                                   --           --         (0.2)
                                               -----        -----        -----

Loss before income taxes                        (1.0)        (2.6)        (4.3)

(Provision) benefit for income taxes              --         (0.2)         1.4
                                               -----        -----        -----

Net loss                                        (1.0)%       (2.8)%       (2.9)%
                                               =====        =====        =====


Comparison of 1997 to 1996

         The Company's net sales decreased approximately $22.2 million, or 23.4%, to $72.6 million in 1997 from $94.8 million in 1996. The decrease in net sales was primarily attributable to sluggishness in the industry and to the impact of the Company's 1995 restructuring in which its screen print operations were shut down during the 1996 third quarter.

         The Company's gross profit decreased approximately $3.8 million, or 24.3%, to $11.9 million for 1997 from $15.7 million in 1996. The decline in gross profit is attributable to both the decrease in net sales and stiff competition in the industry. Gross profit margin was further impacted by the fact that sales of the Company's manufactured products, which have a higher gross margin, decreased to 20.0% of net sales in 1997 from 24.3% of net sales in 1996. As a percentage of net sales, gross profit margin decreased to 16.4% in 1997 from 16.6% in 1996.

         Operating expenses decreased approximately $5.1 million, or 31.7%, to $11.0 million in 1997 from $16.1 million in 1996. The decrease in operating expenses is due primarily to the Company's closing of its screen print operations in the third quarter of 1996, as part of a restructuring plan implemented during the 1995 fourth quarter, and to additional operational streamlining. As a percentage of net sales, operating expenses decreased to 15.2% in 1997 from 17.0% in 1996.

         As a result of the decrease in operating expenses, operating profit increased approximately $1.3 million, or 286.6% to $838,000 in 1997 from an operating loss of $(449,000) in 1996. As a percentage of net sales, operating profit increased to 1.2% in 1997 from (0.4)% in 1996.

         Interest expense decreased approximately $465,000, or 22.7%, to $1.6 million in 1997 from $2.0 million in 1996, primarily due to reduced borrowings under the Company's line of credit, which resulted from carrying lower accounts receivable and inventory balances, and the advantage of deferred datings from major vendors.

         Loss before income taxes decreased approximately $1.8 million to $(725,000) in 1997 from $(2.5) million in 1996. Loss before income taxes as a percentage of net sales decreased to (1.0)% in 1997 from (2.6)% in 1996.

         As a result of the factors described above, net loss decreased approximately $1.9 million to $(746,000) in 1997 from $(2.7) million in 1996. Net loss as a percentage of net sales decreased to (1.0)% in 1997 from (2.8)% in 1996.

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

         Operating expenses, excluding restructuring charges, decreased approximately $4.9 million, or 23.1%, to $16.1 million in 1996 from $21.0 million in 1995. The decrease in operating expenses is due primarily to the Company's restructuring plan implemented during the 1995 fourth quarter, in which two distribution centers and the screen print operation were closed, and to additional operational streamlining. The benefits of the restructuring were partially offset by initial cost of operational and administrative improvements. As a percentage of net sales, operating expenses, excluding restructuring charges, increased to 17.0% in 1996 from 16.8% in 1995.

         The Company's operating loss, excluding restructuring charges, decreased approximately $601,000 to $(449,000) in 1996 from $(1.1) million in 1995. The overall operating loss, including 1995 restructuring charges of $1.7 million, decreased approximately $2.4 million to $(449,000) in 1996 from $(2.8) million in 1995.

         Interest expense decreased approximately $317,000, or 13.4%, to $2.1 million in 1996 from $2.4 million in 1995. The decrease was primarily due to lower borrowing needs under the Company's line of credit, due to improved working capital management, resulting from reduced inventory and accounts receivable levels.

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


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities was $6.5 million, $10.5 million, and ($8.3) million in 1997, 1996, and 1995, respectively. In operating activities, inventories decreased by $2.2 million, accounts receivable decreased by $1.7 million, and the Company received approximately $1.9 million in income tax refunds in 1997. Cash generated by operating activities was primarily used to repay borrowings under the Company's credit facilities.

         In April 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility was subsequently amended in November 1996, March 1997, November 1997 and March 1998. The Credit Facility, as amended
(i) provides for maximum borrowings of $16 million, reducing to $15 million in June 1998, (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on March 31, 2001,
(iii) bears interest at prime plus 1.00%, and (iv) is secured principally by all the Company's assets. As of March 6, 1998, the Company had borrowings totaling $11.3 million outstanding under the new facility and availability to borrow $2.4 million.

         The Company has incurred net losses in each of the last three fiscal years. As discussed above, the Company restructured its operations in 1996 and 1995 and in addition, the Company entered into new borrowing arrangements. Management has developed an operating plan with the goal of improving operations in 1997 and for subsequent years.

         The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its Credit Facility. Management further believes that internally generated funds and funds available from the Company's Credit Facility will be sufficient to meet the Company's capital requirements and operating needs in fiscal 1998. The Company's Credit Facility currently expires in March 2001. If there is a significant reduction of internally generated funds or the Company is unable to meet the operating projections used in determining certain financial covenants under its credit facility, the Company may require additional funds from other financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

YEAR 2000 COMPATIBILITY

         The Company is currently utilizing two computer information systems. In its distribution operations, the Company uses a package known as VICS (Vertically Integrated Computer Systems) which runs on an IBM RS6000 computer. Management believes the VICS software is year 2000 compatible based upon representations to that affect by the VICS software vendor. In its manufacturing operations, the Company uses a software package known as AIC (Applied Intelligence Corporation) that runs on a Wang computer. The AIC software is not year 2000 compatible on the Wang computer.

         The Company is currently examining two options to bring its manufacturing information system to be year 2000 compliant. The first option is to use the current AIC software vendor who has adapted the AIC software to run on an IBM AS400 computer and, according to the AIC software vendor, will be year 2000 compatible by December 31, 1998. The approximate cost of this option is $100,000, which includes the company's commitment of internal resources and the purchase of such computer hardware. The second option is to purchase a completely new software package that would run on the IBM RS6000 currently used in distribution operations. The Company is currently reviewing packages that are already year 2000 compatible that would fit its manufacturing needs. This option could cost between $250,000 to $500,000, which includes the company's commitment of internal resources. The Company anticipates that either option chosen will be fully operational by December 31, 1998. There can be no assurance, however, that the Company will not encounter unanticipated delays with implementation of either option or that the costs of such implementation will not exceed management's current estimates.

EFFECTS OF INFLATION

         The Company does not believe inflation has materially impacted earnings during the past three years. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices but there is no assurance of such.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No Response is required to this item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed with this report:

         Independent Auditors' Report

         Balance Sheets as of December 27, 1997 and December 28, 1996

         Statements of Operations for the years ended December 27, 1997, December 28, 1996 and December 30, 1995

         Statements of Stockholders' Equity for the years ended December 27, 1997, December 28, 1996 and December 30, 1995.

         Statements of Cash Flows for the years ended December 27, 1997,
                  December 28, 1996 and December 30, 1995

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
L.A. T Sportswear, Inc.:

We have audited the accompanying balance sheets of L.A. T Sportswear, Inc. (the "Company") as of December 27, 1997 and December 28, 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 1997 and December 28, 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 6, 1998
(March 26, 1998 as to Note 5)

L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(In thousands, except share information)


                                                      DECEMBER 27,   DECEMBER 28,
ASSETS                                                    1997           1996
CURRENT ASSETS:
  Cash                                                  $    177       $    938
  Accounts receivable, net of allowance
    for doubtful accounts of $1,133 and $1,585             5,523          7,599
  Inventories                                             18,329         20,561
  Income tax receivable                                       10          1,923
  Other current assets                                       485            774
                                                        --------       --------

     Total current assets                                 24,524         31,795

PROPERTY, PLANT AND EQUIPMENT - Net                        3,749          4,315

OTHER ASSETS                                                 466            409
                                                        --------       --------

                                                        $ 28,739       $ 36,519
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  4,653       $  4,088
  Accounts payable - related parties                         871          1,049
  Accrued expenses                                           676            709
  Current portion of long-term debt                           23             22
  Restructuring reserve                                       19            125
                                                        --------       --------

    Total current liabilities                              6,242          5,993

LONG-TERM DEBT                                            11,732         18,929

OTHER LONG TERM LIABILITIES                                  530            616

COMMITMENTS (Note 8 )

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued
  Common Stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                                10,825         10,825
  Paid in capital                                          3,304          3,304
  Accumulated deficit                                     (3,894)        (3,148)
                                                        --------       --------

  Total stockholders' equity                              10,235         10,981
                                                        --------       --------

                                                        $ 28,739       $ 36,519
                                                        ========       ========

See notes to financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              FISCAL YEAR
                                               -----------------------------------------
                                                  1997            1996            1995
NET SALES                                      $  72,608       $  94,834       $ 124,897

COST OF GOODS SOLD                                60,732          79,136         104,941
                                               ---------       ---------       ---------
     Gross Profit                                 11,876          15,698          19,956

OPERATING EXPENSES                                11,038          16,147          21,006

RESTRUCTURING CHARGE                                  --              --           1,700
                                               ---------       ---------       ---------
OPERATING PROFIT (LOSS)                              838            (449)         (2,750)

OTHER (EXPENSES) INCOME:

  Interest expense                                (1,582)         (2,047)         (2,364)

  Other, net                                          19               4            (266)
                                               ---------       ---------       ---------

     Total other expenses                         (1,563)         (2,043)         (2,630)

                                               ---------       ---------       ---------
LOSS BEFORE INCOME TAXES                            (725)         (2,492)         (5,380)

(PROVISION FOR) BENEFIT FROM INCOME TAXES            (21)           (172)          1,787
                                               ---------       ---------       ---------

NET LOSS                                       $    (746)      $  (2,664)      $  (3,593)
                                               =========       =========       =========

BASIC AND DILUTED NET LOSS PER SHARE           $   (0.18)      $   (0.63)      $   (0.86)
                                               =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING                4,200           4,200           4,200
                                               =========       =========       =========



See notes to financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)


                                                                                       RETAINED
                                                     COMMON STOCK                      EARNINGS
                                                  ------------------     PAID-IN     (ACCUMULATED
                                                  SHARES      VALUE      CAPITAL       DEFICIT)

BALANCE - January 1, 1995                          4,200     $10,825      $3,304       $ 3,109

 Net loss                                                                               (3,593)
                                                   -----     -------      ------       -------
BALANCE - December 30, 1995                        4,200      10,825       3,304          (484)

  Net loss                                                                              (2,664)
                                                   -----     -------      ------       -------
BALANCE - December 28, 1996                        4,200      10,825       3,304        (3,148)

  Net loss                                                                                (746)
                                                   -----     -------      ------       -------
BALANCE - December 27, 1997                        4,200     $10,825      $3,304       $(3,894)
                                                   =====     =======      ======       =======


See notes to financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW
(IN THOUSANDS)


                                                                               FISCAL YEAR
                                                                 --------------------------------------
                                                                    1997           1996           1995
OPERATING ACTIVITIES:
  Net loss                                                       $   (746)      $ (2,664)      $ (3,593)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                       625            750            751
  Provision for doubtful accounts                                     391            688          2,294
  (Gain) loss on sale or write-off of fixed assets                    (18)           949             89
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                             1,685          3,661         (3,451)
    Inventories                                                     2,232         12,193         (5,588)
    Other                                                           2,059            523         (2,283)
    Accounts payable                                                  387         (3,217)         1,251
    Accrued expenses                                                  (33)          (783)           507
    Restructuring reserve                                            (106)        (1,575)         1,700
                                                                 --------       --------       --------

        Net cash provided by (used in) operating activities         6,476         10,525         (8,323)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                           (86)          (193)        (1,673)
  Proceeds from sale of assets                                         44             20
                                                                 --------       --------       --------

        Net cash used in investing activities                         (42)          (173)        (1,673)

FINANCING ACTIVITIES:
  Borrowings under line of credit, net                             (7,177)       (10,426)
  Repayments of long term borrowings                                  (18)        (1,772)          (669)
  Proceeds from long term borrowings                                                             13,054
                                                                 --------       --------       --------

        Net cash (used in) provided by financing activities        (7,195)       (12,198)        12,385
                                                                 --------       --------       --------

NET CHANGE IN CASH                                                   (761)        (1,846)         2,389

CASH:
  Beginning of year                                                   938          2,784            395
                                                                 --------       --------       --------
  End of year                                                    $    177       $    938       $  2,784
                                                                 ========       ========       ========

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
  Interest                                                       $  1,613       $  2,058       $  2,219
                                                                 ========       ========       ========
  Income taxes                                                   $    156       $     32       $  1,382
                                                                 ========       ========       ========

See notes to financial statements.

L.A. T SPORTSWEAR, INC.

NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         L.A. T Sportswear, Inc. (The "Company") manufactures imprintable and decorable sportswear and distributes undecorated garments for the imprinted garment industry. The Company also purchases merchandise from national sportswear manufacturers for distribution currently through six distribution facilities across the United States. The Company's customers consist principally of local retailers in the imprintable and decorable sportswear industry.

         The Company's year ends on the last Saturday in December. Fiscal years 1997, 1996 and 1995 each contained approximately 52 weeks. The company expects to modify its operating year in 1998 to end on the Saturday closest to December 31.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Inventories - Inventories are stated at the lower of cost (first-in first-out method) or market.

         Property, Plant and Equipment - Property, plant and equipment are stated at cost and are depreciated principally using the straight-line method over the estimated asset lives. Buildings and improvements are depreciated over 40 years, while machinery and equipment and furniture and fixtures are depreciated over periods ranging principally from five to ten years.

         The Company periodically evaluates assets for possible impairment. In the event that facts and circumstances indicate that the carrying value of assets may be impaired, an evaluation of recoverability is performed. Such evaluation would compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write down to market value is required.

         Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Basic and Diluted Net Loss Per Share - In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 provides for new accounting principles for the calculation of earnings per share. The adoption of this statement did not have an impact on the Company's previously reported loss per share calculations. Basic and diluted net loss per share is calculated by dividing net loss by the weighted average shares outstanding. Stock options outstanding have not been included as common stock equivalents in 1997, 1996, or 1995 as they are antidilutive.

         Fair Value of Financial Instruments - The carrying value of the Company's financial instruments approximate fair values.

         Reclassifications - Certain prior year balances have been reclassified to conform with current year presentation.

2.       RESTRUCTURING CHARGE

         During December 1995, the Company adopted a plan to streamline operations by closing certain of its facilities and discontinuing certain product lines during 1996. The Company closed two distribution facilities in January 1996 and closed one of its sewing operations in April 1996. Additionally, the Company discontinued its screen print operations in the third quarter of 1996. The Company recorded a charge in the fourth quarter of 1995 of $1,700,000 related to this restructuring.

         The following table presents the activity of the restructuring reserve:

          Restructuring reserve at December 30, 1995                                $1,700,000

              1996 activity:

                Lease payments and other related charges              $706,848
                Severance payments                                     156,455
                Loss on sale of property, plant and equipment          563,387
                Other                                                  148,310
                                                                      --------
              Total 1996 activity                                                    1,575,000
                                                                                    ----------
          Restructuring reserve at December 28, 1996                                   125,000

              1997 activity:

                Lease payments and other related charges                16,003
                Severance payments                                      21,142
                Loss on sale of property, plant and equipment           42,063
                Other                                                   27,214
                                                                      --------
              Total 1997 activity                                                      106,422
                                                                                    ----------
          Restructuring reserve at December 27, 1997                                $   18,578
                                                                                    ==========

         The Company has incurred net losses in each of the last three fiscal years. As discussed above, the Company restructured its operations in 1996 and 1995 and in addition, as noted in Note 5, the Company entered into new borrowing arrangements in 1996, which were amended in March 1998. Management developed an operating plan with the goal of improving operations in 1997 and improving results in subsequent years. In addition, management believes the funds available under its current line of credit are adequate to sustain operations through December 31, 1998.

3.       INVENTORIES

                                                   DECEMBER 27,      DECEMBER 28,
                                                      1997               1996
                                                          (In thousands)
           Raw materials                            $   855             $   771

           Work-in-process                              336                 307

           Finished Goods                            17,138              19,483
                                                    -------             -------

                                                    $18,329             $20,561
                                                    =======             =======

4.       PROPERTY, PLANT AND EQUIPMENT

                                                  DECEMBER 27,       DECEMBER 28,
                                                      1997               1996
                                                           (In thousands)
           Land                                      $  140             $  140

           Buildings and improvements                 2,538              2,579

           Machinery and equipment                    4,165              3,587

           Furniture and fixtures                       517              1,082
                                                     ------             ------
                                                      7,360              7,388

           Less accumulated depreciation              3,611              3,073
                                                     ------             ------

                                                     $3,749             $4,315
                                                     ======             ======

5.       LONG-TERM DEBT

         A summary of long-term debt is as follows:


                                                   DECEMBER 27,     DECEMBER 28,
                                                      1997              1996
                                                          (In thousands)
           Line of credit                            $11,077          $18,254
           Notes payable                                 678              697
                                                     -------          -------
                                                      11,755           18,951
           Less amounts due within one year               23               22
                                                     -------          -------

                                                     $11,732          $18,929
                                                     =======          =======

         In April 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility was subsequently amended in November 1996, March 1997, November 1997 and March 1998. The Credit Facility, as amended (i) provides for maximum borrowings of $16 million, reducing to $15 million in June 1998, (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on March 31, 2001, (iii) bears interest at prime plus 1.00%, and (iv) is secured principally by all the Company's assets. As of December 27,1997, the Company had availability to borrow an additional $1.3 million under the Credit Facility.

         Maturities of long-term debt at December 27, 1997 are as follows (in thousands):

                  Fiscal
                  1998                                                   $    23
                  1999                                                    11,101
                  2000                                                        28
                  2001                                                        30
                  2002                                                        34
                  Thereafter                                                 539
                                                                         -------

                                                                         $11,755
                                                                         =======

6.       LEASE OBLIGATIONS

         The Company leases a plant facility and certain of its distribution facilities under operating leases. The Company can, at its option, renew most of these leases at the then fair rental value. Future minimum rental payments under such operating leases at December 27, 1997 are as follows (in thousands):

                  Fiscal Year
                  1998                                                   $ 1,073
                  1999                                                       890
                  2000                                                       167
                                                                         -------
                                                                         $ 2,130
                                                                         =======

         Rent expense was $1,307,000, $1,377,000, and $1,847,000 for fiscal years 1997, 1996 and 1995, respectively.

7.       INCOME TAXES

         The provision (benefit) for income taxes includes the following (in thousands):


                                                      FISCAL YEAR
                                        ---------------------------------------
                                          1997            1996            1995
Current:
  Federal                               $    --         $(1,306)        $   338
  State                                      21            (411)             70
                                        -------         -------         -------
                                             21          (1,717)            408

Deferred:
  Federal                                    --           1,478          (1,819)
  State                                      --             411            (376)
                                        -------         -------         -------
                                             --           1,889          (2,195)
                                        -------         -------         -------

Total provision (benefit)               $    21         $   172         $(1,787)
                                        =======         =======         =======

The provision (benefit) for income taxes differs from amounts computed by applying the federal statutory rate to income before income taxes as follows (in thousands):

                                                                  FISCAL YEAR
                                                      ------------------------------------
                                                        1997          1996          1995
  Tax benefit at federal statutory rate               $  (246)      $  (847)      $(1,829)
  State taxes, net of federal benefit                      33          (141)         (244)
  Change in valuation allowance                           130         1,309           343
  Other                                                   104          (149)          (57)
                                                      -------       -------       -------

  Total provision (benefit)                           $    21       $   172       $(1,787)
                                                      =======       =======       =======

The tax effects of temporary differences at December 27, 1997 and December 28, 1996 are as follows (in thousands):

                                                                    ASSETS (LIABILITIES)
                                                                 --------------------------
                                                                 DECEMBER 27,  DECEMBER 28,
                                                                     1997          1996
           Accounts receivable                                     $   521       $   732
           Restructuring reserve                                         7            52
           Inventory                                                   758           638
           Other                                                       175           239
           Valuation allowance                                      (1,166)       (1,159)
                                                                   -------       -------

                Current deferred tax asset                         $   295       $   502
                                                                   =======       =======

           Depreciation                                            $  (478)      $  (502)
           Deferred compensation                                       169           175
           Valuation allowance                                        (726)         (603)
           Federal and state net operating loss carryforwards          621           317
           AMT credit                                                  117           108
           Other                                                         2             3
                                                                   -------       -------
                Long-term deferred tax liability                   $  (295)      $  (502)
                                                                   =======       =======

At December 27, 1997, the Company has a net operating loss carryforward available to offset future federal taxable income of $1,190,000 (which expires in 2012), an AMT credit carryforward available to offset future federal taxes of $117,000 which does not expire, and state net operating loss carryforwards aggregating $3.68 million which begin to expire in 2001.

8.   RELATED PARTY TRANSACTIONS

         The Company purchases certain merchandise for its distribution business from businesses affiliated with a former director and current stockholder of the Company. These purchases aggregated $11,973,000, $8,315,000, and $18,311,000 during fiscal years 1997, 1996 and 1995, respectively. Included in accounts payable at December 27, 1997 and December 28, 1996 are amounts due to these businesses of $871,000 and $1,049,000, respectively.


         A business owned by one of the Company's stockholders received commissions of approximately $29,000, $156,000, and $255,000 on the Company's purchases of certain merchandise for its distribution business during fiscal years 1997, 1996 and 1995, respectively. These commissions generally average 4% of dollar purchases.

9.   EMPLOYEE INCENTIVE PLAN AND OUTSIDE DIRECTORS INCENTIVE PLAN

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

         The Company has established the L.A. T Sportswear, Inc. 1993 Employee Incentive Plan (the "Incentive Plan"). Awards under this plan may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, or (iv) performance awards of stock, cash or a combination of stock and cash. Stock options granted under the Incentive Plan are nontransferable, have an exercise price of not less than 100% of the fair market value of the stock on the date of the grant, and may have a term of no longer than ten years. The Company has reserved 475,000 shares of common stock for issuance under the Incentive Plan. As of December 27, 1997, 88,800 options to acquire shares were outstanding under this plan.

         During 1994, the Company approved an Outside Directors Incentive Plan and reserved 40,000 shares for plan issuances. As of December 27, 1997, 6,000 options to acquire shares were outstanding under this plan.

Activity for stock options under the Incentive Plan and Outside Directors Incentive Plan is as follows:


                                        1997                              1996              1995
                               ---------------------     ---------------------     ---------------------
                                            WEIGHTED                  WEIGHTED                  WEIGHTED
                                             AVERAGE                   AVERAGE                   AVERAGE
                                            EXERCISE                  EXERCISE                  EXERCISE
                                 SHARES       PRICE       SHARES        PRICE       SHARES        PRICE
Options outstanding,
  beginning of year             382,950       $2.62       95,800       $10.00      170,750        $10.00

Grants                                                   343,000         1.76

Forfeitures                    (288,150)       2.72      (55,850)       10.00      (74,950)        10.00
                               --------                  -------                   -------

Options outstanding,
  end of year                    94,800        2.32      382,950         2.62       95,800         10.00
                               ========                  =======                   =======

Options exercisable,
 end of year                     36,550        4.18       22,450        10.00       46,800         10.00
                               ========                  =======                   =======


The options issued under the Incentive Plan and the Outside Directors Incentive Plan have a vesting period of three to five years. The Company applies Accounting Principle Board Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation costs have been recognized for these plans.

Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under that plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for the years ended December 27, 1997 and December 28, 1996 would have changed to the pro forma amounts indicated below:


                                            DECEMBER 27,      DECEMBER 28,
                                                1997              1996
Net loss (in thousands):

  As reported                               $      (746)      $    (2,664)
                                            ===========       ===========

  Pro forma                                 $      (638)      $    (2,797)
                                            ===========       ===========

Basic and diluted net loss per share:

  As reported                               $     (0.18)      $     (0.63)
                                            ===========       ===========

  Pro forma                                 $     (0.15)      $     (0.67)
                                            ===========       ===========


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

         The following table summarizes information about stock options outstanding at December 27, 1997:


                                   OPTIONS OUTSTANDING
                                 -----------------------
                                               AVERAGE
                  EXERCISE       NUMBER OF    REMAINING       OPTIONS
                   PRICE          OPTIONS    LIFE(YEARS)    EXERCISABLE
                  $  10.00        16,050         6.1           13,550

                  $   0.75        78,750         8.7           23,000
                                  ------                       ------

                                  94,800                       36,550
                                  ======                       ======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this item.

                                    PART III

         Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 1998 (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

ITEM 11.          EXECUTIVE COMPENSATION.

         The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

         (a)(1).           Financial Statements and Auditors' Report.

         The following financial statements and auditors' report are included in
         Item 8 of this Report:

         Report of Independent Auditors

         Balance Sheets as of December 27, 1997 and December 28, 1996

         Statements of Operations for fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995

         Statements of Cash Flows for fiscal years ended December 27, 1997,
                  December 28, 1996 and December 30, 1995

         Statements of Stockholders' Equity for fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995

         Notes to Financial Statements

         (2).              Financial Statement Schedules.

         All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (3).              Exhibits.

         The exhibits listed below are filed with or incorporated by reference into this Report. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from either (i) the Company's Registration Statement on Form S-1, Registration Number 33-60452, declared effective by the Securities and Exchange Commission on January 25, 1994 (the "S-1"); (ii) the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K"); (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 (the "3/30/96 10-Q"); or (iv) the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 ("1996 10-K"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
-------                    ----------------------

 *3(i)      -     Form of Amended and Restated Articles of Incorporation of L.A.
                  T Sportswear, Inc. (included in Exhibit 2) (S-1)

 *3(ii)     -     Form of Amended and Restated Bylaws of L.A. T Sportswear, Inc.
                  (S-1)

 *4         -     Specimen Certificate of Common Stock (S-1)

*10.1       -     1993 Employee Incentive Plan (S-1)

 10.15.1    -     Lease Agreement dated February 1, 1998 between L.A. T
                  Sportswear, Inc. and The Development Authority of Crawford
                  County.

 10.16.1    -     Relocation and Modification Agreement dated November 25,
                  1997 between L.A. T Sportswear, Inc. and Security Capital
                  Industrial Trust.

*10.30      -     Outside Directors Incentive Plan (1994 10-K)

*10.40      -     Loan and Security Agreement, dated April 29, 1996, by and
                  among the Company, Mellon Bank, N.A., as Agent, and Mellon
                  Bank, N.A., as Lender (3/30/96 10-Q)

*10.40.1    -     First Amendment to Loan and Security Agreement, dated November
                  11, 1996, by and between the Company and Mellon Bank, N.A.
                  (1996 10-K)

*10.40.2    -     Second Amendment to Loan and Security Agreement, dated March
                  21, 1997, by and between the Company and Mellon Bank, N.A.
                  (1996 10-K)

 10.40.3    -     Amendment to reduce line of credit dated November 28, 1997, by and between the Company and Mellon Bank, N.A.

 10.40.4    -     Third Amendment to Loan and Security Agreement, dated
                  March 26, 1998 by and between the Company and Mellon Bank, N.A.

 23.1       -     Consent of Deloitte & Touche LLP

 27         -     Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter ended December 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        L.A. T SPORTSWEAR, INC.

Dated: March 23, 1998                   By: /s/ Isador E. Mitzner
                                            ------------------------------------
                                            ISADOR E. MITZNER
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (principal executive officer)



Dated: March 23, 1998                   By: /s/ John F. Hankinson
                                            ------------------------------------
                                            JOHN F. HANKINSON
                                            Chief Financial Officer
                                            (acting principal financial and
                                            accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 23, 1998                          By: /s/ Isador E. Mitzner
                                            ------------------------------------
                                            ISADOR E. MITZNER, Chairman of the
                                            Board and Chief Executive Officer


March 23, 1998                          By: /s/ J. David Keller
                                            ------------------------------------
                                            J. DAVID KELLER, President,
                                            Secretary and Director


March 23, 1998                          By: /s/ Kenneth L. Bernhardt
                                            ------------------------------------
                                            KENNETH L. BERNHARDT, Director


March 23, 1998                          By: /s/ Irwin Lowenstein
                                            ------------------------------------
                                            IRWIN LOWENSTEIN, Director

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
10.15.1           Lease Agreement dated February 1, 1998 between L.A. T
                  Sportswear, Inc. and The Development Authority of Crawford
                  County

10.16.1 Relocation and Modification Agreement dated November 25, 1997 between L.A. T Sportswear, Inc. and Security Capital
                  Industrial Trust

10.40.3           Letter Agreement dated November 28, 1997, by and between the
                  Company and Mellon Bank, N.A.

10.40.4           Third Amendment to Loan and Security Agreement, dated
                  March 26, 1998 by and between the Company and Mellon Bank,
                  N.A.

23.1              Consent of Deloitte & Touche LLP

27                Financial Data Schedule (for SEC use only)
