Form 10-Q
period 1998-04-04
LA T SPORTSWEAR INC /
filed 1998-05-08
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
      April 4, 1998                                             0-23234


                             L.A. T SPORTSWEAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                            58-1724902
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1200 Airport Drive, Ball Ground, Georgia                                30107
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:        (770) 479-1877
                                                  ------------------------------

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

                  Yes        X                       No
                     -----------------                 -----------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Common Stock, without par value                       4,200,001 shares
------------------------------------------            --------------------------
                  Class                               Outstanding at May 8, 1998

PART I.  FINANCIAL INFORMATION
Item 1: Financial Statements
L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(In thousands except share data)
--------------------------------------------------------------------------------

                                                        APRIL 4,      DECEMBER 27,
ASSETS                                                    1998           1997
                                                      (UNAUDITED)

CURRENT ASSETS:
  Cash                                               $       424      $        177
  Accounts receivable, net                                 8,147             5,523
  Inventories                                             20,079            18,329
  Income tax receivable                                       11                10
  Other current assets                                       661               485
                                                     -----------      ------------

     Total current assets                                 29,322            24,524

PROPERTY, PLANT AND EQUIPMENT - Net                        3,641             3,749

OTHER ASSETS                                                 252               466
                                                     -----------      ------------

                                                     $    33,215      $     28,739
                                                     ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $     7,666      $      4,653
  Accounts payable - related parties                       1,540               871
  Accrued expenses                                           760               695
  Current portion of long-term debt                           23                23
                                                     -----------      ------------

    Total current liabilities                              9,989             6,242

LONG-TERM DEBT                                            12,401            11,732

OTHER LONG TERM LIABILITIES                                  387               530

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued
  Common Stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                                10,825            10,825
  Paid in capital                                          3,304             3,304
  Accumulated deficit                                     (3,691)           (3,894)
                                                     -----------      ------------

  Total stockholders' equity                              10,438            10,235
                                                     -----------      ------------

                                                     $    33,215      $     28,739
                                                     ===========      ============

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                     Quarter Ended
                                                         -------------------------------------
                                                            April 4,             March 29,
                                                              1998                  1997
NET SALES                                                $       17,666          $      16,211
COST OF GOODS SOLD                                               14,572                 13,420
                                                         --------------          -------------
     Gross Profit                                                 3,094                  2,791
OPERATING EXPENSES                                                2,598                  3,027
                                                         --------------          -------------
OPERATING INCOME (LOSS)                                             496                   (236)
INTEREST EXPENSE                                                    293                    430
                                                         --------------          -------------
INCOME (LOSS) BEFORE INCOME TAXES                                   203                   (666)
INCOME TAX PROVISION (BENEFIT)                                       --                     --
                                                         --------------          -------------
NET INCOME (LOSS)                                        $          203          $        (666)
                                                         ==============          =============
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE            $         0.05          $       (0.16)
                                                         ==============          =============
WEIGHTED AVERAGE SHARES OUTSTANDING                               4,200                  4,200
                                                         ==============          =============


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                                 QUARTER ENDED
                                                                        ------------------------------
                                                                        APRIL 4,             MARCH 29,
                                                                          1998                 1997

OPERATING ACTIVITIES:
  Net income (loss)                                                     $   203              $  (666)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
  Depreciation and amortization                                             141                  180
  Loss on sale or write-off of fixed assets                                  --                  (25)
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                                  (2,624)                (872)
    Inventories                                                          (1,750)              (4,406)
    Other                                                                  (106)                (287)
    Accounts payable                                                      3,682                3,868
    Accrued expenses                                                         65                  174
                                                                        --------             -------

        Net cash used in operating activities                              (389)              (2,034)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                 (33)                 (11)
  Proceeds from sale of assets                                               --                   38
                                                                        --------             -------
        Net cash (used in) provided by investing activities                 (33)                  27

FINANCING ACTIVITIES:
  Borrowings under line of credit, net                                      675                1,446
  Repayments of long-term borrowings                                         (6)                  (6)
                                                                        -------              -------

        Net cash provided by financing activities                           669                1,440
                                                                        -------              -------

NET CHANGE IN CASH                                                          247                 (567)

CASH, BEGINNING OF PERIOD                                                   177                  938
                                                                        -------              -------

CASH, END OF PERIOD                                                     $   424              $   371
                                                                        =======              =======


See Notes To Unaudited Financial Statements.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED APRIL 4, 1998 AND MARCH 29, 1997

1.       ORGANIZATION AND BASIS OF PRESENTATION

         L.A. T Sportswear, Inc. (the "Company") manufactures imprintable and decorable sportswear and distributes undecorated garments for the imprinted garment industry. The Company also purchases merchandise from several national sportswear manufacturers for distribution through six distribution facilities located across the United States. The Company's customers consist principally of single location retailers in the imprintable and decorable sportswear industry. Such customers operate principally within North America.

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 27, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three months ended April 4, 1998 are not necessarily indicative of the operating results for the full year.

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                       April 4,            December 27,
                                         1998                  1997

Raw materials                          $  1,148            $      1,087
Work-in-process                             500                     415
Finished goods                           19,677                  18,167
Reserves                                 (1,246)                 (1,340)
                                       --------            ------------
                                       $ 20,079            $     18,329
                                       ========            ============

3.       LONG-TERM DEBT

         In April 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility was subsequently amended in November 1996, March 1997, November 1997 and March 1998. The Credit Facility, as amended
(i) provides for maximum borrowings of $16 million, reducing to $15 million in June 1998, (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on March 31, 2001,
(iii) bears interest at prime plus 1.00%, and (iv) is secured principally by all the Company's assets. As of April 4, 1998, the Company had borrowings totaling $11.8 million outstanding under the new facility and availability to borrow $3.8 million.

4.       BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

         In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 provides for new accounting principles for the calculation of earnings per share. The adoption of this statement did not have an impact on the Company's reported income (loss) per share calculations. Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding. Stock options outstanding had no impact on earnings per share for first quarter 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.


                                                         QUARTER ENDED
                                                 -------------------------------
                                                 APRIL 4,             MARCH 29,
                                                   1998                  1997

Net sales                                          100.0%                100.0%
Cost of goods sold                                  82.5                  82.8
Gross profit                                        17.5                  17.2
Operating expenses                                  14.7                  18.7
                                                --------              ---------
Operating income (loss)                              2.8                  (1.5)
Interest expense                                     1.7                  (2.6)
                                                --------              ---------
Income (loss) before income taxes                    1.1                  (4.1)
Income tax benefit                                    --                    --
                                                --------              ---------
Net income (loss)                                    1.1%                 (4.1)%
                                                ========              =========


First Quarter of 1998 Compared to First Quarter of 1997

         The Company's net sales increased approximately $1.5 million, or 9%, to $17.7 million in the first quarter of 1998 from $16.2 million in the first quarter of 1997. The increase in net sales was attributable, in large part, to increased sales in manufactured products and to an intensified sales effort in distribution products. In addition, $922,000 of such increase is attributable to the fact that the first quarter of 1998 was a 14 week period compared to the first quarter of 1997 which was a 13 week period.

         The Company's gross profit increased approximately $303,000, or 10.9%, to $3.1 million for the first quarter of 1998 from $2.8 million in the first quarter of 1997. As a percentage of net sales, gross profit margin increased to 17.5% in the first quarter of 1998 from 17.2% in the first quarter of 1997. The increase in gross profit is attributable to the increase in net sales of manufactured products, which have a higher gross margin.

         Operating expenses decreased approximately $429,000, or 14.2% to $2.6 million in the first quarter of 1998 from $3.0 million in the first quarter of 1997. The decrease in operating expenses is due primarily to operational streamlining. As a percentage of net sales, operating expenses decreased to 14.7% in the first quarter of 1998 from 18.7% in the first quarter of 1997.

         As a result of the increase in gross margin and the decrease in operating expenses, the Company had operating income of approximately $496,000 in the first quarter of 1998 compared to an operating loss of $(236,000) in the first quarter of 1997.

         Interest expense decreased approximately $137,000, or 31.9%, to $293,000 in the first quarter of 1998 from $430,000 in the first quarter of 1997, primarily due to reduced borrowings under the Company's line of credit, which resulted from carrying lower accounts receivable and inventory balances.

         As a result, income before income taxes and net income increased approximately $869,000 to $203,000 in the first quarter of 1998 from a loss of $(666,000) in the first quarter of 1997. No income tax provision or benefit was recorded for the first quarter of 1998 or 1997 due to a decrease and increase in the net operating loss carry forward deferred tax asset valuation allowance, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations was approximately $(389,000) for the first quarter of 1998 compared to approximately $(2.0 million) in the first quarter of 1997. The net cash used in operations in the first quarter of 1998 was primarily used to invest in inventories and to support increased accounts receivable levels. The investment in inventories was in support of projected increased sales.

         In April 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility was subsequently amended in November 1996, March 1997, November 1997 and March 1998. The Credit Facility, as amended
(i) provides for maximum borrowings of $16 million, reducing to $15 million in June 1998, (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on March 31, 2001,
(iii) bears interest at prime plus 1.00%, and (iv) is secured principally by all the Company's assets. As of May 4, 1998, the Company had borrowings totaling $12.8 million outstanding under the new facility and availability to borrow $2.3 million.

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

         The Company is currently examining two options to bring its manufacturing information system to be year 2000 compliant. The first option is to use the current AIC software vendor who has adapted the AIC software to run on an IBM AS400 computer and, according to the AIC software vendor, will be year 2000 compatible by December 31, 1998. The approximate cost of this option is $200,000, which includes the company's commitment of internal resources and the purchase of such computer hardware. The second option is to purchase a completely new software package that would run on the IBM RS6000 currently used in distribution operations. The Company is currently reviewing packages that are already year 2000 compatible that would fit its manufacturing needs. This option could cost between $250,000 to $500,000, which includes the company's commitment of internal resources. The Company anticipates that either option chosen will be fully operational by December 31, 1998. There can be no assurance, however, that the Company will not encounter unanticipated delays with implementation of either option or that the costs of such implementation will not exceed management's current estimates.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings to which the Company is a party or to which its properties are subject.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits.
                          Exhibit 27 - Financial Data Schedule (for SEC use only).

                  (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended April 4, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         L.A.T SPORTSWEAR, INC.


Dated:   May 8, 1998                     By:/s/ Isador E. Mitzner
                                            --------------------------------
                                            Isador E. Mitzner, Chairman
                                            and Chief Executive Officer



Dated:   May 8, 1998                     By:/s/ John F. Hankinson
                                            --------------------------------
                                            John F. Hankinson
                                            Chief Financial Officer
                                            (acting principal financial and
                                             accounting officer)