Form 10-Q
period 1998-07-04
LA T SPORTSWEAR INC /
filed 1998-08-13
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended                            Commission File Number:
         July 4, 1998                                          0-23234


                             L.A. T SPORTSWEAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                           58-1724902
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1200 Airport Drive, Ball Ground, Georgia                         30107
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:       (770) 479-1877
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

                  Yes        X           No
                           -----           -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    Common Stock, without par value                     4,200,001 shares
    -------------------------------              ------------------------------
              Class                              Outstanding at August 12, 1998


PART I.  FINANCIAL INFORMATION
Item 1: Financial Statements
L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(In thousands except share data)



                                             JULY 4      DECEMBER 27
ASSETS                                        1998           1997
                                           (UNAUDITED)
CURRENT ASSETS:
  Cash                                       $    243      $    177
  Accounts receivable, net                      9,089         5,523
  Inventories                                  21,387        18,329
  Income tax receivable                            11            10
  Other current assets                            433           485
                                             --------      --------
     Total current assets                      31,163        24,524

PROPERTY, PLANT AND EQUIPMENT - Net             3,487         3,749

OTHER ASSETS                                      218           466
                                             --------      --------

                                             $ 34,868      $ 28,739
                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $  7,390      $  4,653
  Accounts payable - related parties            2,040           871
  Current portion of long-term debt                24            23
  Accrued expenses                                909           695
                                             --------      --------
    Total current liabilities                  10,363         6,242

LONG-TERM DEBT                                 13,349        11,732

OTHER LONG TERM LIABILITIES                       217           530

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued
  Common Stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                     10,825        10,825
  Paid in capital                               3,304         3,304
  Accumulated deficit                          (3,190)       (3,894)
                                             --------      --------

  Total stockholders' equity                   10,939        10,235
                                             --------      --------
                                             $ 34,868      $ 28,739
                                             ========      ========


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        Quarter Ended                      Six Months Ended
                                                               ------------------------------- ---  -------------------------------
                                                                 July 4,            June 28,          July 4,           June 28,
                                                                   1998               1997              1998              1997
                                                                (13 weeks)         (13 weeks)        (27 weeks)        (26 weeks)

NET SALES                                                      $     22,747       $     20,267      $     40,413      $      36,478
COST OF GOODS SOLD                                                   19,156             16,748            33,728             30,168
                                                               ------------       ------------      ------------      -------------
     Gross Profit                                                     3,591              3,519             6,685              6,310
OPERATING EXPENSES                                                    2,743              2,722             5,341              5,749
                                                               ------------       ------------      ------------      -------------
OPERATING PROFIT                                                        848                797             1,344                561
INTEREST EXPENSE                                                        341                496               633                926
                                                               ------------       ------------      ------------      -------------
INCOME (LOSS) BEFORE INCOME TAXES                                       507                301               711               (365)
PROVISION FOR INCOME TAXES                                                7                 --                 7                 --
                                                               ------------       ------------      ------------      -------------
NET INCOME (LOSS)                                              $        500       $        301      $        704      $        (365)
                                                               ============       ============      ============      =============
BASIC NET INCOME (LOSS) PER SHARE                              $       0.12       $       0.07      $       0.17      $       (0.09)
DILUTED NET INCOME PER SHARE                                   $       0.12       $       0.07      $       0.17      $       (0.09)
BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                                                           4,200              4,200             4,200              4,200
AVERAGE SHARES OUTSTANDING ASSUMING
DILUTION                                                              4,213              4,200             4,200              4,200


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)



                                                                 SIX MONTHS ENDED
                                                               --------------------
                                                                JULY 4,     JUNE 28,
                                                                 1998         1997
OPERATING ACTIVITIES:
  Net income (loss)                                             $   704      $  (365)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                     285          346
 GAIN (LOSS) ON SALE OR WRITE-OFF OF FIXED ASSETS                    21          (21)
  CHANGES IN ASSETS AND LIABILITIES PROVIDING (USING) CASH:
    ACCOUNTS RECEIVABLE                                          (3,566)          76
    INVENTORIES                                                  (3,058)      (4,647)
    OTHER ASSETS                                                     38        1,689
    ACCOUNTS PAYABLE                                              3,906        4,570
    ACCRUED EXPENSES                                                181            7
    RESTRUCTURING RESERVE                                           (19)         (44)
                                                                -------      -------

        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (1,508)       1,611

INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                         (48)         (33)
  PROCEEDS FROM SALE OF ASSETS                                        4           38
                                                                -------      -------

        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (44)           5

FINANCING ACTIVITIES:
  BORROWINGS UNDER (REPAYMENTS OF) LINE OF CREDIT, NET            1,629       (2,154)
  PAYMENTS OF LONG-TERM BORROWINGS                                  (11)         (10)
                                                                -------      -------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       1,618       (2,164)
                                                                -------      -------

NET CHANGE IN CASH                                                   66         (548)

CASH, BEGINNING OF PERIOD                                           177          938
                                                                -------      -------

CASH, END OF PERIOD                                             $   243      $   390
                                                                =======      =======



SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED JULY 4, 1998 AND JUNE 28, 1997

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

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 27, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the six months ended July 4, 1998 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                            July 4,            December 27,
                                             1998                  1997

Raw materials                          $          944       $           1,087
Work-in-process                                   392                     415
Finished goods                                 21,501                  18,167
Reserves                                       (1,450)                 (1,340)
                                       --------------       -----------------

                                       $       21,387                 $18,329
                                       ==============       =================

3.   LONG-TERM DEBT

     In April 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility was subsequently amended in November 1996, March 1997, November 1997 and March 1998. The Credit Facility, as amended (i) provides for maximum borrowings of $15 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on March 31, 2001, (iii) bears interest at prime plus 1.00%, and (iv) is secured principally by all the Company's assets. As of July 4, 1998, the Company had borrowings totaling $12.7 million outstanding under the new facility and availability to borrow $1.8 million.

     On May 28, 1998 the Company had an irrevocable letter of credit issued in favor of D.C.D. Capital, L.L.C. for $250,000. The letter of credit expires on May 28, 1999.

4.   STOCK OPTIONS

     During the second quarter of 1998 certain officers of the Company were granted options to purchase 10,000 and 125,000 shares of common stock. The options were granted at the fair market value of the stock at the time of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.


                                  Quarter Ended      Six Months Ended
                               -------------------   ------------------
                               July 4,    June 28,   July 4,    June 28,
                                1998       1997       1998       1997
Net Sales                      100.0%     100.0%     100.0%     100.0%
Cost of goods sold              84.2       82.6       83.5       82.7
                               -----      -----      -----      -----
Gross profit                    15.8       17.4       16.5       17.3
Operating expenses              12.1       13.5       13.2       15.8
                               -----      -----      -----      -----
Operating profit                 3.7        3.9        3.3        1.5
Interest expense                 1.5        2.4        1.6        2.5
                               -----      -----      -----      -----
Income before income taxes       2.2        1.5        1.7       (1.0)
Provision for income taxes        --         --         --         --
                               -----      -----      -----      -----
Net income                       2.2%       1.5%       1.7%      (1.0)%
                               =====      =====      =====      =====


Second Quarter of 1998 Compared to Second Quarter of 1997

     The Company's net sales increased approximately $2.4 million, or 12.2%, to $22.7 million in the second quarter of 1998 from $20.3 million in the second quarter of 1997. The increase in net sales was attributable, in large part, to an intensified sales effort in distribution products.

     Due to the increase in net sales, the Company's gross profit increased approximately $72,000, or 2.0% to $3.6 million for the second quarter of 1998 from $3.5 million in the second quarter of 1997. As a percentage of net sales, gross profit margin decreased to 15.8% in the second quarter of 1998 from 17.4% in the second quarter of 1997. The decrease in gross profit margin is due, in part, to the fact that the Company's increase in sales was primarily in distribution products which have a lower gross profit margin than the Company's manufactured products, and to intensified competition.

     Operating expenses were approximately $2.7 million for both the second quarter of 1998 and 1997. As a percentage of net sales, operating expenses decreased to 12.1% in the second quarter of 1998 from 13.5% in the second quarter of 1997, due to increased sales in the fiscal 1998 second quarter.

         As a result of the increase in sales and gross profit, operating profit increased approximately $51,000, or 6.4%, to approximately $848,000 in the second quarter of 1998 from $797,000 in the second quarter of 1997.

     Interest expense decreased approximately $155,000, or 31.2%, to $341,000 in the second quarter of 1998 from $496,000 in the second quarter of 1997, primarily due to reduced borrowings under the Company's line of credit, which resulted from carrying lower accounts receivable and inventory balances and due to lower interest rates.

     As a result of the above factors, income before income taxes increased approximately $206,000 to $507,000 in the second quarter of 1998 from $301,000 in the second quarter of 1997.

     After an alternative minimum tax provision of approximately $7,000 in the second quarter of 1998, net income increased approximately $199,000 or 66.1% to $500,000 in the second quarter of 1998 from $301,000 in the second quarter of 1997. No income tax provision was recorded for 1998 or 1997 due to the utilization of an operating loss carryforward for which a valuation allowance was previously provided.

First Six Months of 1998 Compared to First Six Months of 1997

     The Company's net sales increased approximately $3.9 million, or 10.7%, to $ 40.4 million in the first six months of 1998 from $36.5 million in the first six months of 1997. The increase in net sales was primarily attributable to increased sales in manufactured products and to an intensified sales effort in distribution products.

     The Company's gross profit increased approximately $375,000, or 5.9%, to $6.7 million for the first six months of 1998 from $6.3 million in the first six months of 1997. As a percentage of net sales, gross profit margin decreased to 16.5% in the first six months of 1998 from 17.3% in the first six months of 1997. The increase in gross profit is attributable to the increase in net sales. The decrease in gross profit margin is primarily due to the increase in sales of distribution products, which carry a lower gross profit margin than manufactured products, and to intensified competition.

     Operating expenses decreased approximately $408,000, or 7.1%, to $5.3 million in the first six months of 1998 from $5.7 million in the first six months of 1997. The decrease in operating expenses is due primarily to operational streamlining. As a percentage of net sales, operating expenses decreased to 13.2% in the first six months of 1998 from 15.8% in the first six months of 1997.

     As a result of the increase in gross profit and the decrease in operating expenses, operating profit increased approximately $783,000, or 131.7%, to approximately $1.3 million in the first six months of 1998 from $561,000 in the first six months of 1997.

     Interest expense decreased approximately $293,000, or 31.6%, to $633,000 in the first six months of 1998 from $926,000 in the first six months of 1997, primarily due to reduced borrowings under the Company's line of credit, which resulted from carrying lower accounts receivable and inventory balances and due to lower interest rates.

     As a result of the above factors, income before income taxes increased approximately $1.1 million to $711,000 in the first six months of 1998 compared to a loss of $(365,000) in the first six months of 1997. Income before income taxes as a percentage of net sales increased to 1.7% in the first six months of 1998 from (1.0)% in the first six months of 1997.

     After an alternative minimum tax provision of approximately $7,000, net income increased approximately $1.1 million or 292.9% to $704,000 in the first six months of 1998 compared to a loss of $(365,000) in the first six months of 1997. Net income as a percentage of net sales increased to 1.7% in the first six months of 1998 compared to a loss of (1.0)% in the first six months of 1997. No income tax provision or benefit was recorded for 1998 or 1997 due to the utilization of an operating loss carryforward for which a valuation allowance was previously provided.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was approximately $1.5 million for the first six months of 1998 compared to net cash provided by operations of $1.6 million in the first six months of 1997. The net cash used in operations in the first six months of 1998 was primarily for increased accounts receivable and inventory balances.

     In April 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility was subsequently amended in November 1996, March 1997, November 1997 and March 1998. The Credit Facility, as amended (i) provides for maximum borrowings of $15 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on March 31, 2001, (iii) bears interest at prime plus 1.00%, and (iv) is secured principally by all the Company's assets. As of July 21,1998, the Company had borrowings totaling $12.8 million outstanding under the new facility and availability to borrow $1.9 million.

     On May 28, 1998 the Company had an irrevocable letter of credit issued in favor of D.C.D. Capital, L.L.C. for $250,000. The letter of credit expires on May 28, 1999.

     The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs in fiscal 1998. However, if there is a significant reduction of internally generated funds or the Company is unable to meet financial covenants in the credit facility, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

YEAR 2000 COMPATIBILITY

     The Company is currently utilizing two computer information systems. The Distribution Division is currently using a distribution package known as VICS (Vertically Integrated Computer Systems) which runs on an IBM RS600 computer. The VICS software is year 2000 compatible. The Manufacturing Division is currently using a manufacturing software package know as AIC (Applied Intelligence Corporation) that runs on a Wang computer. The AIC software is not year 2000 compatible on the Wang computer. However, the AIC software has been rewritten to run on an IBM AS400 platform by the Manufacturing Division's software support vendor. When the vendor completes the year 2000 conversion, the Company's Manufacturing Division will convert to the IBM AS400 platform and be year 2000 compatible. The vendor has informed the Company that it expects the year 2000 conversion to be finished by September 30, 1998 and the Company plans to install the updated version by December 31, 1998. The cost of the conversion is expected to be between $300,000 and $500,000, which includes the Company's commitment of internal resources. There can be no assurance, however, that the Company will not encounter unanticipated delays with implementation or that costs of such implementation will not exceed management's current estimate. The Company has issued certification requests to both software companies and to all major vendors and customers seeking assurance that they will be year 2000 compatible. Approximately one third of the questionnaires have been returned. All of the companies that have responded indicate that they are year 2000 compatible now or they will be well in advance of the year 2000.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters for Vote of Security Holders

On May 12, 1998, the Company held its 1998 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Isador E. Mitzner, J. David Keller, Kenneth L. Bernhardt and Irwin Lowenstein. The number of votes cast for each director and the number of shares withholding authority to vote in favor is set forth below with respect to each division:

                                                For          Withheld
                                             ---------       --------
     Isador E. Mitzner                       3,862,244        7,100
     J. David Keller                         3,862,244        7,100
     Kenneth Bernhardt                       3,862,244        7,100
     Irwin Lowenstein                        3,862,244        7,100

Item 5.  Other Information

As set forth in the Company's Proxy Statement for the 1998 Annual Meeting, any shareholder proposals intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Company by December 9, 1998, in order to be considered for inclusion in the proxy statement and form of proxy for that meeting.

Any shareholder who intends to present a proposal at the 1999 Annual Meeting of Shareholders and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8, must provide the Company with notice of such proposal no later than February 21, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits. 27 - Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended July 4, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             L.A. T SPORTSWEAR, INC.



Dated:   August 12, 1998                By: /s/ Isador E. Mitzner
                                            ---------------------------
                                            Isador E. Mitzner, Chairman
                                            and Chief Executive Officer


Dated:   August 12, 1998                By: /s/ John F. Hankinson
                                            ---------------------------
                                            John F. Hankinson
                                            Chief Financial Officer