Form 10-Q
period 1998-10-03
LA T SPORTSWEAR INC /
filed 1998-11-12
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                            Commission File Number:
     October 3, 1998                                           0-23234


                             L.A. T SPORTSWEAR, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                          58-1724902
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


1200 Airport Drive, Ball Ground, Georgia                          30107
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:        (770) 479-1877
                                                   ----------------------------

Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X            No
                   -----             -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, without par value                   4,200,001 shares
------------------------------------      ----------------------------------
               Class                       Outstanding at November 10, 1998

PART I.  FINANCIAL INFORMATION
Item 1: Financial Statements
L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(In thousands except share data)
--------------------------------------------------------------------------------


                                             OCTOBER 3,     DECEMBER 27,
ASSETS                                          1998           1997
                                            (UNAUDITED)

CURRENT ASSETS:
  Cash                                        $    629       $    177
  Accounts receivable, net                       8,415          5,523
  Inventories                                   20,742         18,329
  Other current assets                             324            495
                                              --------       --------

     Total current assets                       30,110         24,524

PROPERTY, PLANT AND EQUIPMENT - Net              3,338          3,749

OTHER ASSETS                                       187            466
                                              --------       --------

                                              $ 33,635       $ 28,739
                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $  9,935       $  5,524
  Current portion of long-term debt                 24             23
  Accrued expenses                                 986            695
                                              --------       --------

    Total current liabilities                   10,945          6,242

LONG-TERM DEBT                                  11,236         11,732

OTHER LONG TERM LIABILITIES                         34            530

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued
  Common Stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                      10,825         10,825
  Paid in capital                                3,304          3,304
  Accumulated deficit                           (2,709)        (3,894)
                                              --------       --------

  Total stockholders' equity                    11,420         10,235
                                              --------       --------

                                              $ 33,635       $ 28,739
                                              ========       ========

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------




                                             Quarter Ended           Nine Months Ended
                                       ------------------------- -------------------------
                                       October 3,  September 27, October 3,  September 27,
                                          1998         1997         1998         1997

                                       (13 weeks)   (13 weeks)   (40 weeks)   (39 weeks)

NET SALES                                $22,856      $19,819      $63,270      $ 56,297

COST OF GOODS SOLD                        19,261       16,632       52,989        46,800
                                         -------      -------      -------      --------
     Gross Profit                          3,595        3,187       10,281         9,497

OPERATING EXPENSES                         2,750        2,644        8,092         8,392
                                         -------      -------      -------      --------
OPERATING PROFIT                             845          543        2,189         1,105

INTEREST EXPENSE                             302          343          935         1,269
                                         -------      -------      -------      --------
INCOME (LOSS) BEFORE INCOME TAXES            543          200        1,254          (164)

PROVISION FOR INCOME TAXES                    62           16           69            16
                                         -------      -------      -------      --------
NET INCOME (LOSS)                        $   481      $   184      $ 1,185      $   (180)
                                         =======      =======      =======      ========
BASIC NET INCOME (LOSS) PER SHARE        $  0.11      $  0.04      $  0.28      $  (0.04)

DILUTED NET INCOME (LOSS) PER SHARE      $  0.11      $  0.04      $  0.28      $  (0.04)

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                                4,200        4,200        4,200         4,200

AVERAGE SHARES OUTSTANDING
ASSUMING DILUTION                          4,228        4,200        4,207         4,200


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------




                                                                        NINE MONTHS ENDED
                                                                  ----------------------------
                                                                  OCTOBER 3,     SEPTEMBER 27,
                                                                     1998            1997
OPERATING ACTIVITIES:
  Net income (loss)                                                $ 1,185         $  (180)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
  Depreciation and amortization                                        406             482
  Gain (loss) on sale or write-off of fixed assets                      43             (20)
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                             (2,892)            111
    Inventories                                                     (2,413)         (1,342)
    Other assets                                                         7           1,844
    Accounts payable                                                 4,411           3,905
    Accrued expenses                                                   238               9
                                                                   -------         -------

        Net cash provided by operating activities                      985           4,809

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                            (61)            (41)
  Proceeds from sale of assets                                          23              46
                                                                   -------         -------

        Net cash (used in) provided by investing activities            (38)              5

FINANCING ACTIVITIES:
  Repayments of line of credit, net                                   (478)         (5,399)
  Payments of other long-term borrowings                               (17)            (15)
                                                                   -------         -------

        Net cash (used in) financing activities                       (495)         (5,414)
                                                                   -------         -------

NET CHANGE IN CASH                                                     452            (600)

CASH, BEGINNING OF PERIOD                                              177             938
                                                                   -------         -------

CASH, END OF PERIOD                                                $   629         $   338
                                                                   =======         =======


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

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

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 27, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the nine months ended October 3, 1998 are not necessarily indicative of the operating results to be expected for the full year.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                            October 3,       December 27,
                                               1998              1997

Raw materials                                $    992         $  1,087
Work-in-process                                   487              415
Finished goods                                 20,669           18,167
Reserves                                       (1,406)          (1,340)
                                             --------         --------

                                             $ 20,742         $ 18,329
                                             ========         ========

3.       LONG-TERM DEBT

         In April 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility was subsequently amended in November 1996, March 1997, November 1997 and March 1998. The Credit Facility, as amended
(i) provides for maximum borrowings of $15 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on March 31, 2001, (iii) bears interest at prime plus 1.00%, and (iv) is secured principally by all the Company's assets. As of October 3, 1998, the Company had borrowings totaling $10.6 million outstanding under the Credit Facility and availability to borrow $4.2 million.

         In May 1998 the Company had an irrevocable letter of credit issued for $250,000, which expires in May 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.


                                                 Quarter Ended               Nine Months Ended
                                            -------------------------   -------------------------
                                            October 3,  September 27,   October 3,  September 27,
                                               1998          1997          1998          1997

Net Sales                                     100.0%        100.0%        100.0%        100.0%

Cost of goods sold                             84.3          83.9          83.8          83.1
                                              -----         -----         -----         -----
Gross profit                                   15.7          16.1          16.2          16.9

Operating expenses                             12.0          13.4          12.8          14.9
                                              -----         -----         -----         -----
Operating profit                                3.7           2.7           3.4           2.0

Interest expense                                1.3           1.7           1.4           2.3
                                              -----         -----         -----         -----
Income (loss) before income taxes               2.4           1.0           2.0          (0.3)

Provision (benefit) for income taxes            0.3           0.1           0.1           0.0
                                              -----         -----         -----         -----
Net income (loss)                               2.1%          0.9%          1.9%         (0.3)%
                                              =====         =====         =====         =====


Third Quarter of 1998 Compared to Third Quarter of 1997

         The Company's net sales increased approximately $3.1 million, or 15.3%, to $22.9 million in the third quarter of 1998 from $19.8 million in the third quarter of 1997. The increase in net sales was attributable, in large part, to intensified sales effort in both manufactured and distribution products.

         Due to the increase in net sales, the Company's gross profit increased approximately $408,000, or 12.8%, to $3.6 million for the third quarter of 1998 from $3.2 million in the third quarter of 1997. As a percentage of net sales, gross profit margin decreased to 15.7% in the third quarter of 1998 from 16.1% in the third quarter of 1997. The decrease in gross profit margin is due, in part, to the fact that the Company's increase in sales was greater in distribution products which have a lower gross profit margin than the Company's manufactured products, and to intensified competition.

         Operating expenses increased approximately $106,000, or 4.0%, to $2.7 million in the third quarter of 1998 from $2.6 million in the third quarter of 1997. The increase in operating expenses is due primarily to additional distribution and selling costs associated with the increase in sales. As a percentage of net sales, operating expenses decreased to 12.0% in the third quarter of 1998 from 13.4% in the third quarter of 1997.

         Primarily as a result of the increase in sales, operating profit increased approximately $302,000, or 55.6%, to approximately $845,000 in the third quarter of 1998 from $543,000 in the third quarter of 1997. As a percentage of net sales, operating profit increased to 3.7% in the third quarter of 1998, compared to 2.7% in the third quarter of 1997.

         Interest expense decreased approximately $41,000 or 11.9%, to $302,000 in the third quarter of 1998 from $343,000 in the third quarter of 1997, primarily due to reduced borrowings under the Company's line of credit, which resulted from carrying lower inventory balances, and due to lower interest rates.

         As a result of the above factors, income before income taxes increased approximately $343,000, or 172%, to $543,000 in the third quarter of 1998 from $200,000 in the third quarter of 1997.

         After an income tax provision of approximately $62,000 in the third quarter of 1998, net income increased approximately $297,000 or 161.4% to $481,000 in the third quarter of 1998 from $184,000 in the third quarter of 1997.

First Nine Months of 1998 Compared to First Nine Months of 1997

         The Company's net sales increased approximately $7.0 million, or 12.4%, to $63.3 million in the first nine months of 1998 (which consisted of 40 weeks) from $56.3 million in the first nine months of 1997 (which consisted of 39 weeks). The increase in net sales was primarily attributable to intensified sales efforts in both manufactured and distribution products.

         The Company's gross profit increased approximately $784,000, or 8.3%, to $10.3 million for the first nine months of 1998 from $9.5 million in the first nine months of 1997. As a percentage of net sales, gross profit decreased to 16.2% in the first nine months of 1998 from 16.9% in the first nine months of 1997. The increase in gross profit is attributable to the increase in net sales. The decrease in gross profit margin is due, in part, to the fact that the Company's increase in sales was greater in distribution products which have a lower gross profit margin than the Company's manufactured products, and to intensified competition.

         Operating expenses decreased approximately $300,000, or 3.6%, to $8.1 million in the first nine months of 1998 from $8.4 million in the first nine months of 1997. The decrease in operating expenses, which is primarily due to operational streamlining, was partially offset by increased distribution and selling costs associated with the increase in net sales. As a percentage of net sales, operating expenses decreased to 12.8% in the first nine months of 1998 from 14.9% in the first nine months of 1997.

         As a result of the increase in gross profit and the decrease in operating expenses, operating profit increased approximately $1.1 million, or 98.1% to $2.2 million in the first nine months of 1998 from $1.1 million in the first nine months of 1997.

         Interest expense decreased approximately $334,000, or 26.3%, to $935,000 in the first nine months of 1998 from $1.3 million in the first nine months of 1997, primarily due to reduced borrowings under the Company's line of credit, which resulted from carrying lower inventory balances, and due to lower interest rates.

         As a result of the above factors, income before income taxes increased approximately $1.4 million to $1.3 million in the first nine months of 1998 compared to a loss of $(164,000) in the first nine months of 1997. Income before income taxes as a percentage of net sales increased to 2.0% in the first nine months of 1998 from (0.3)% in the first nine months of 1997.

         After an income tax provision of approximately $69,000, net income increased approximately $1.4 million to $1.2 in the first nine months of 1998 compared to a loss of $(180,000) in the first nine months of 1997. Net income as a percentage of net sales increased to 1.9% in the first nine months of 1998 compared to a loss of (0.3)% in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was approximately $985,000 for the first nine months of 1998 compared to net cash provided by operations of $4.8 million in the first nine months of 1997. The net cash provided by operations in the first nine months of 1998 was primarily due to increased accounts payable balances.

         In April 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility was subsequently amended in November 1996, March 1997, November 1997 and March 1998. The Credit Facility, as amended
(i) provides for maximum borrowings of $15 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on March 31, 2001, (iii) bears interest at prime plus 1.00%, and (iv) is secured by principally all the Company's assets. As of November 9, 1998, the Company had borrowings totaling $9.2million outstanding under the Credit Facility and availability to borrow $5.5million.

         In May 1998 the Company had an irrevocable letter of credit issued for $250,000, which expires in May 1999.

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

YEAR 2000 COMPATIBILITY

         The Company is currently utilizing two computer information systems. The Distribution Division is currently using a distribution package known as VICS (Vertically Integrated Computer Systems) which runs on an IBM RS6000 computer. The VICS software is year 2000 compatible. The Manufacturing Division is currently using a manufacturing software package known as AIC (Applied Intelligence Corporation) that runs on a Wang computer. The AIC software is not year 2000 compatible on the Wang computer. However, the AIC software has been rewritten to run on an IBM AS400 platform by the Manufacturing Division's software support vendor. When the vendor completes the year 2000 conversion, the Company's Manufacturing Division will convert to the IBM AS400 platform and be year 2000 compatible. The vendor has informed the Company that it expects the year 2000 conversion to be finished by November 30, 1998, and available to the Company by December 1, 1998. The company plans to install the updated version by June 30, 1999. The cost of the conversion is expected to be approximately $500,000, which includes the Company's commitment of internal resources. There can be no assurance, however, that the Company will not encounter unanticipated delays with implementation or that costs of such implementation will not exceed management's current estimate. The Company has issued certification requests to both software companies and to all major vendors and customers seeking assurance that they will be year 2000 compatible. Approximately one third of the questionnaires have been returned. All of the companies that have responded indicate that they are year 2000 compatible now or they have a plan in place to be year 2000 compliant in advance of the year 2000. In addition, the Company is currently testing all of its personal computers to determine if the computers and software applications are year 2000 compliant.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits.

                          27  Financial Data Schedule (for SEC use only)

                  (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended October 3, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        L.A. T SPORTSWEAR, INC.



Dated:   November 10, 1998              By:   /s/ Isador E. Mitzner
                                              ---------------------------
                                              Isador E. Mitzner, Chairman
                                              and Chief Executive Officer



Dated:   November 10, 1998              By:  /s/ John F. Hankinson
                                             ----------------------------
                                             John F. Hankinson
                                             Chief Financial Officer