Form 10-K
period 1999-01-02
LA T SPORTSWEAR INC /
filed 1999-03-23
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  --------------------------------------------


                                    FORM 10-K
                  --------------------------------------------



                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended January 2, 1999
                  --------------------------------------------


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (1,297,002 shares) on March 1, 1999 was $1,893,623. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock, without par value, as of March 1,1999: 4,200,001 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999 are incorporated by reference into Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I,
Item 1.

                                     PART I

ITEM 1.  BUSINESS.

         L.A. T Sportswear, Inc. (the "Company") is a national distributor and manufacturer of quality imprintable and decorable knitted sportswear. Through its distribution operations which are carried out under the name Full Line Distributors, the Company is a national distributor of undecorated garments for the imprinted sportswear industry, carrying one of the broadest product lines in the industry, including basic t-shirts and sweatshirts, golf shirts, baseball and golf caps, athletic jackets, athletic jerseys and shorts, bags and aprons. The Company carries the products and brands of nationally recognized manufacturers, including Fruit of the Loom(R), Hanes(R), Russell(R) and Jonathan Corey(R), as well as its own line of manufactured apparel. In addition, in 1998 and 1997 approximately 20% (24% in 1996) of the Company's revenues were sales of self-manufactured products. Under the name L.A. T Sportswear, the Company designs and manufactures decorable sportswear, primarily for the infant and toddler, youth and fashion adult markets. The Company's manufactured products, which include basic t-shirts and sweatshirts, one-piece rompers, dresses and fashion coordinates, are marketed under the following brand names: Rabbit Skins(R) (infant and toddler wear); L.A. T For Kids(R) (youth wear, ages five to ten); and L.A. T Sportswear(R) (adult fashion wear).

         As a national sportswear distributor, the Company targets the small independent imprinter and decorator and seeks to provide that customer with one of the broadest product offerings in the industry, carried in-depth at multiple locations to ensure that the customer's order is filled and received on a "just in time" basis. The Company manufactures product for market niches, such as infant and toddler sportswear and fashion adult sportswear.

OPERATIONS

         The Company is a national distributor of decorable sportswear and accessories. The imprinted sportswear industry is highly fragmented and includes a wide variety of businesses such as screen printers, embroiderers, advertising specialty companies, crafters and sporting goods and uniform companies. The majority of the Company's distribution customers are small, independent companies that lack the capitalization and space requirements to warehouse their product needs, instead relying on distributors such as the Company to supply their products. The Company believes that for these customers, breadth of product line, immediate availability of product and superior customer service are as important as price. For these reasons, the Company's distribution operations are geared to breadth of product line, depth of inventory and prompt order filling, as well as competitive pricing. While management believes that most of its competitors carry only basic items such as t-shirts and sweatshirts, the Company carries these items as well as a wide variety of specialty products from bags and aprons to golf shirts in over 300 colors and sizes ranging from extra-small to quadruple-extra large.

         The Company designs and manufactures its own lines of imprintable and decorable sportswear for the infant and toddler, youth and fashion adult markets for sale to mass merchants and specialty retailers and private label garments for selected distributors, screen printers and retailers. The Company manufactures product for market niches in the imprinted sportswear industry where it has a competitive advantage by virtue of its ability to manufacture on a shorter product run basis than fully integrated mills, and where innovative product design or fabric introductions can differentiate it from its competitors.

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

         At January 2, 1999, the Company's inventory included approximately 463 styles of products from 17 garment and accessories manufacturers. This inventory included approximately 9,300 individual items (SKUs) including all color and size variations. The Company's primary suppliers are Fruit of the Loom(R), Hanes(R) and Russell(R) (t-shirts and sweatshirts), Print-Ons(R) and Jonathan Corey(R) (golf shirts and sports shirts), Auburn Sportswear(R) (athletic jackets), Yupoong(R) (baseball and golf caps), Augusta(R) Sportswear (athletic jerseys, shorts, aprons and bags), Rabbit Skins(R) (toddler and infant wear), and L.A.T For Kids(R) and L.A. T Sportswear(R) (youth and adult sportswear). Product offerings are reviewed annually in connection with the preparation of customer catalogs, new and expanded lines are routinely added and slow moving or discontinued products are deleted.

         The Company generally enters into non-exclusive oral distribution agreements with the vendors of the products it distributes which are cancelable by either party upon notice. Management believes that the current relationship with its vendors is satisfactory.

  Distribution and Warehousing

         The Company operates six distribution centers located in the metropolitan areas of Atlanta, Cleveland, Houston, Los Angeles, Miami and St. Louis. Each distribution center is leased and ranges from approximately 41,000 to 59,000 square feet. Each facility is supervised by a location manager and includes a support staff of office and warehouse personnel.

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

  Customers and Customer Service

         The Company's customers are predominantly small independent imprinters, embroiderers, advertising specialty companies, crafters and sporting goods and uniform companies which purchase their requirements on an as needed basis for immediate delivery. At January 2, 1999, the Company had an active customer list of over 26,000 customers (customers who had placed an order within the preceding year). In 1998, the largest customer accounted for less than 2% of the Company's $81.9 million in sales and the Company's ten largest customers accounted for less than 7% of sales. By contrast, approximately 80% of sales were to customers who purchased less than $100,000 worth of merchandise during the year. All credit decisions are handled by the Company's centralized credit staff at its Atlanta facility. For 1998, the Company experienced credit losses of 0.5% of sales.

         The Company has a centralized customer service department located in Atlanta. Customer service lines are answered Monday through Friday from 8:00 a.m. to 9:00 p.m., Eastern Time. The distribution operations offer same day shipping on all orders placed before 4:00 p.m. local time, and 24-hour shipping on all other orders.

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

         The Company also has its own sales staff to sell its blank products to distributors in the imprintable sportswear industry, to larger screen printers, craft chain stores and to retailers who buy direct and perform their own screen printing.

  Marketing and Advertising

         The Company primarily markets its products through its catalog, trade shows, major trade magazines, direct mail flyers and mass facsimiles. The Company produces and distributes approximately 200,000 catalogs annually. The advertisements and flyers are designed to educate the customer about the Company's business by highlighting its multiple locations, extended operating hours, excellent service and product availability.

         The Company exhibited at 10 industry trade shows in 1998. The participation in these trade shows provides the Company with opportunities to display its collection of imprintable apparel and solicit new customers.

   Manufacturing Operations

         The Company manufactures imprintable knitted sportswear products (blanks) focused in the areas of infant and toddler, youth and fashion adult sportswear.

           Under its label Rabbit Skins(R), the Company produces a full line of activewear for infants and toddlers, including basic t-shirts and sweatshirts, one-piece rompers, dresses and fashion coordinates. The Company's 1999 Rabbit Skins(R) line consists of approximately 54 styles and 746 SKUs including all color and size variations. Rabbit Skins(R) infant and toddler wear was the first product line developed by the Company and the Company believes it is a major manufacturer in this category of imprintable garments. For 1998, sales of Rabbit Skins(R) products accounted for 9.3% of the Company's net sales.

         The Company also produces a line of imprintable youth garments under the label L.A. T For Kids(R) (ages five to ten years) with product offerings such as basic t-shirts, dresses, fashion coordinates and shorts. For 1999, the youth line consists of approximately 15 styles and 125 SKUs including all color and size variations.

         The Company designs and manufactures a line of adult activewear under the label L.A. T Sportswear(R). Offerings in this line consist of shorts, fashion t-shirts and tops, and cover-ups. The adult line consists of approximately 45 styles and 459 SKUs. The L.A. T Sportswear(R) line tends to be more upscale and fashion oriented, avoiding the commodity-type garment offerings. Although all L.A. T Sportswear(R) garments are sold as separates, the Company makes available many products in the line as top/bottom coordinates.

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

  Raw Materials and Supplies

         The primary raw materials used in the Company's manufacturing operations are cotton and synthetic yarns which are purchased on a contractual basis (usually 12 months in advance) from a small number of suppliers. The Company also contracts for the conversion of its yarn to finished fabric, primarily through a single knitting source and two contract finishing houses. Approximately 10% of the Company's total fabric needs is purchased from a small number of outside sources. The Company currently utilizes limited supply sources on the theory that the loyalty and commitment generated by the long standing business relationship between supplier and customer outweigh the risk inherent in dependency on limited sources of supply. At the same time, the Company believes that alternative sources of supply, both for raw materials and conversion services, are readily available at competitive prices and its reliance on limited supply sources causes no significant risk to the business.

  Backlog

         As of January 2, 1999 and December 27, 1997, the Company had a backlog of orders believed to be firm of approximately $1,125,584 and $1,905,404, respectively, for products to be delivered during the following fiscal year.

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

         The imprinted sportswear segment of the apparel industry is highly fragmented and includes several companies that have substantially greater financial resources and manufacturing capabilities than the Company. The Company believes that the primary competition for the manufacturing operations' products comes from two brands in the infant and toddler market (Hanes(R) and Gerber(R)) and ten to fifteen companies in the youth and adult fashion markets. Competition from imported products is generally not a significant factor in the imprinted knitwear industry, since labor is a lesser component of the total cost of the finished goods than in more complicated garments. The Company competes in this aspect of its business primarily based on product design, quality and responsiveness to customer service needs. In addition, price is a significant competitive factor in the imprintable garment industry.

EMPLOYEES

         At January 2, 1999, the Company employed approximately 402 full time employees, of which 49 were salaried, 202 were paid on an hourly basis and 151 were paid on an incentive piece work basis. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

             Name                           Position with Company
             ----                           ---------------------
         Isador E. Mitzner                  Chairman of the Board and Chief Executive Officer

         J. David Keller                    President and Secretary

         John F. Hankinson                  Vice President, Chief Financial Officer and Treasurer

         Gina Watson-McElroy                Executive Vice President-Operations

         ISADOR E. MITZNER, age 46, founded the Company and its predecessors, and has served as its Chairman and Chief Executive Officer since its inception in 1978.

         J. DAVID KELLER, age 51, joined the Company in March 1981 and has served as President of the L.A. T Sportswear operations since 1987. Mr. Keller has served as a director of the Company since 1986, as President since October 1993, and as Secretary of the Company since March 1994. For three years prior to joining the Company, Mr. Keller worked for Hanes Activewear as a sales representative in the Southeast United States and the Caribbean.

         JOHN F. HANKINSON, age 45, joined the Company in August 1988 and has served as Vice President, Chief Financial Officer and Treasurer since May 1997. Mr. Hankinson served as Accounting Manager of the Manufacturing Division from August 1988 through June 1989, Controller of the Manufacturing Division from July 1989 through December 1995 and Company Controller from January 1996 through May 1997.

         GINA WATSON-MCELROY, age 36, joined the Company in December 1991 and has served as Executive Vice President-Operations since July 1998. Ms. Watson-McElroy served as Merchandising Manager from December 1991 through June 1994, Vice President of Product Development from June

1994 through December 1995, and Vice President of Manufacturing Operations from December 1995 through July 1998.

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

         The Company sells products under various trademarks and trade names used in this Annual Report that are the property of owners other than the Company. The following is a list of such trademarks and tradenames that are used in this Annual Report: Fruit of the Loom(R); Hanes(R); Russell(R); Jonathan Corey(R); Print-Ons(R); Auburn Sportswear(R); Yupoong(R); and Augusta(R).

ITEM 2.  PROPERTIES.

         The following table presents information as to the real properties and facilities of the Company as of March 1, 1999:

FACILITY AND LOCATION                            PRIMARY UTILIZATION        SQUARE FOOTAGE      NATURE OF OWNERSHIP
---------------------                            -------------------        --------------      -------------------
Ball Ground, Georgia........................     Administration,
                                                 Sewing, Purchasing,
                                                 and Centralized
                                                 distribution                    68,000         Owned

Ball Ground, Georgia........................     Production planning,
                                                 Centralized cutting
                                                 and Raw materials
                                                 warehousing                     46,000         Owned

Roberta, Georgia............................     Sewing                          22,000         Leased through
                                                                                                January 2003

Atlanta, Georgia............................     Administration and              70,000         Leased through
                                                 Distribution                                   December 1999

Cleveland, Ohio.............................     Distribution                    49,700         Leased through
                                                                                                April 2000

Fullerton, California.......................     Distribution                    43,200         Leased through
                                                                                                April 2000

Houston, Texas..............................     Distribution                    59,000         Leased through
                                                                                                December 2002

Miami, Florida..............................     Distribution                    41,000         Leased through
                                                                                                December 1999

St. Louis, Missouri.........................     Distribution                    44,200         Leased through
                                                                                                March 2000

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is a party or to which its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter ended January 2, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol LATS. From January 25, 1994 through February 20, 1997, the Common Stock traded on the Nasdaq National Market. The following table sets forth, by fiscal quarter, the high and low bid prices of the Common Stock reported by The Nasdaq Stock Market on the OTC Bulletin Board during the most recent two fiscal years. Quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Fiscal Year Ended December 27, 1997                                          High                    Low
-----------------------------------                                         ------                 -------
First Quarter ended March 29, 1997                                             7/8                    5/16

Second Quarter ended June 28, 1997                                             5/8                   11/32

Third Quarter ended September 27, 1997                                         3/4                    1/2

Fourth Quarter ended December 27, 1997                                         7/8                    1/2


Fiscal Year Ended January 2, 1999
---------------------------------
First Quarter ended April 4, 1998                                              5/8                    9/16

Second Quarter ended July 4, 1998                                            1 5/16                   9/16

Third Quarter ended October 3, 1998                                          1 1/8                    7/8

Fourth Quarter ended January 2, 1999                                         1 5/16                1

         As of March 1, 1999, the number of shareholders of record of the Company's Common Stock was approximately 56 and the number of beneficial holders of the Company's Common Stock was approximately 344. The Company has not declared or paid any cash dividends on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings, if any, for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, bank and other contractual restrictions and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                  FISCAL YEAR(1)
                                                               1998           1997         1996          1995          1994
                                                             --------------------------------------------------------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS STATEMENT DATA:
     Net sales                                               $81,874       $72,608       $94,834      $124,897      $100,356
     Cost of goods sold                                       68,570        60,732        79,136       104,941        81,279
                                                             -------       -------       -------       -------       -------

     Gross profit                                             13,304        11,876        15,698        19,956        19,077
     Operating expenses                                       10,784        11,038        16,147        21,006        13,015
     Restructuring charge(2)                                      --            --            --         1,700            --
                                                             -------       -------       -------       -------       -------
     Operating profit (loss)                                   2,520           838          (449)       (2,750)        6,062
     Other income (expense):
     Interest expense                                         (1,125)       (1,582)       (2,047)       (2,364)         (962)
         Other (expense) income                                 (110)           19             4          (266)          (15)
                                                             -------       -------       -------       -------       -------
     Income (loss) before income tax and extraordinary
         item                                                  1,285          (725)       (2,492)       (5,380)        5,085
     (Provision) benefit for income taxes                        (76)          (21)         (172)        1,787        (2,089)(3)
                                                             -------       -------       -------       -------       -------
     Net income (loss) before extraordinary item               1,209          (746)       (2,664)       (3,593)        2,996
     Extraordinary loss on prepayment of line of
         credit, net of income tax benefit of $40 (1994)(4)       --            --            --            --           (60)
                                                             -------       -------       -------       -------       -------

     Net income (loss)                                       $ 1,209       $  (746)      $(2,664)      $(3,593)      $ 2,936
                                                             =======       =======       =======       =======       =======

     Basic and Diluted Net Income (Loss) Per Share           $  0.29       $ (0.18)      $ (0.63)      $ (0.86)




     Basic Weighted Average shares outstanding                 4,200         4,200         4,200         4,200
     Avg shares outstanding assuming dilution                  4,214         4,200         4,200         4,200

     Distributions declared(5)                                    --            --            --            --       $ 5,550

PRO FORMA DATA:

      Pro forma net income per share:(6)
      Income before extraordinary item                                                                               $  0.72
      Extraordinary loss on prepayment of line of
         credit, net of income tax benefit                                                                             (0.01)
                                                                                                                     -------

      Pro forma net income                                                                                           $  0.71
                                                                                                                     =======

      Pro forma weighted average shares outstanding(6)                                                                 4,150
                                                                                                                     =======


BALANCE SHEET DATA (AT END OF YEAR):
      Working capital                                        $18,620       $18,282       $25,802       $ 9,011       $30,624
      Property, plant and equipment, net                       3,201         3,749         4,315         5,841         5,008
      Total assets                                            34,463        28,739        36,519        57,032        44,567
      Short-term borrowings                                       30            23            22        30,328           372
      Long-term debt, net of current portion                  10,162        11,732        18,929           821        18,391
      Stockholders' equity                                    11,444        10,235        10,981        13,645        17,238

                           footnotes on following page

(1) Prior to fiscal year 1998, the Company's year end was the last Saturday in December. Beginning in fiscal year 1998, the Company modified its operating year to end on the Saturday closest to December 31st.

(2) In December 1995, the Company decided to streamline operations by closing certain of its facilities and discontinuing certain product lines during 1996. The Company recorded a charge in the fourth quarter of 1995 of approximately $1,700,000 related to this restructuring.

(3) As a result of its election through January 1994 to be treated as an S Corporation for income tax purposes, the Company was not subject to federal and most state income taxes. Accordingly, the provision for income taxes in January 1994 included income taxes only for those jurisdictions that do not recognize S Corporation status. The Company terminated its S Corporation status during January 1994. A pro forma provision for income taxes to reflect provisions that would have been recorded had the Company been a C Corporation for income tax purposes for fiscal year 1994 would not be materially different than the historical amount.

(4) In July 1994, the Company completed a new line of credit agreement and, as a result, repaid borrowings under all of its previous lines of credit and terminated such agreements. The Company incurred termination costs under one of its previous credit agreements of $100,000 ($60,000 after tax).

(5) Prior to the Company's initial public offering in January 1994, distributions (in the form of dividends) were principally to assist the stockholders with their income tax obligations arising from the Company's S Corporation status. However, from the proceeds of the offering, the Company distributed to its S Corporation stockholders previously undistributed S Corporation earnings of $5,550,000. The Company does not anticipate paying any cash dividends in the foreseeable future.

(6) Pro forma net income per share is computed by dividing pro forma net income by pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding include the actual weighted average shares outstanding plus the number of shares sold by the Company in its initial public offering (at the price of $10.00 per share) necessary to fund the $5,550,000 distribution to stockholders declared in January 1994.

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

RESULTS OF OPERATIONS

         During 1996, the Company streamlined operations by closing certain of its facilities and discontinuing certain product lines. The Company closed two distribution facilities in January 1996 and closed one of its sewing operations in April 1996. Additionally, the Company discontinued its screen printed operations in mid-1996. The Company recorded a charge in 1995 of $1.7 million related to this restructuring. In December 1997, the Company closed its distribution center in Hartford, Connecticut, at the expiration of its facility lease.

         The following table sets forth, for the years indicated, the components of the Company's statements of operations expressed as a percentage of net sales


                                                     FISCAL YEAR
                                          ----------------------------------
                                           1998           1997          1996
                                          -----          -----         -----
Net sales                                 100.0%         100.0%        100.0%

Cost of goods sold                         83.8           83.6          83.4
                                          -----          -----         -----
Gross profit                               16.2           16.4          16.6

Operating expenses                         13.1           15.2          17.0

Restructuring charge                         --             --            --
                                          -----          -----         -----
Operating profit (loss)                     3.1            1.2          (0.4)

Other expense:

     Interest expense                      (1.4)          (2.2)         (2.2)

     Other, net                            (0.1)            --            --
                                          -----          -----         -----

Income (Loss) before income taxes           1.6           (1.0)         (2.6)

(Provision) benefit for income taxes      (0.01)            --          (0.2)
                                          -----          -----         -----



Net Income (Loss)                           1.5%          (1.0)%        (2.8)%
                                          =====          =====         =====

Comparison of 1998 to 1997

         The Company's net sales increased approximately $9.3 million, or 12.8%, to $81.9 million in 1998 from $72.6 million in 1997. The increase in net sales was primarily attributable to an intensified sales effort.

         The Company's gross profit increased approximately $1.4 million, or 12%, to $13.3 million for 1998 from $11.9 million in 1997. The increase in gross profit is attributable to the increase in net sales. As a percentage of net sales, gross profit margin decreased to 16.2% in 1998 from 16.4% in 1997. The decrease in gross profit margin is due principally to intensified competition.

         Operating expenses decreased approximately $254,000, or 2.3%, to $10.8 million in 1998 from $11.0 million in 1997. The decrease in operating expenses is due primarily to operational streamlining. As a percentage of net sales, operating expenses decreased to 13.1% in 1998 from 15.2% in 1997.

         As a result of the increase in net sales and the decrease in operating expenses, operating profit increased approximately $1.7 million, or 200.3% to $2.5 million in 1998 from $838,000 in 1997. As a percentage of net sales, operating profit increased to 3.1% in 1998 from 1.2% in 1997.

         Interest expense decreased approximately $457,000, or 28.9%, to $1.1 million in 1998 from $1.6 million in 1997, primarily due to reduced borrowings under the Company's line of credit, which resulted from increased inventory turns and taking advantage of deferred datings from major vendors, and lower interest rates.

         Income before income taxes increased approximately $2.0 million to $1.3 million in 1998 from a loss of $725,000 in 1997. Income before income taxes as a percentage of net sales increased to 1.6% in 1998 from (1.0)% in 1997.

         The provision for income taxes increased $55,000 to $76,000 in 1998 from $21,000 in 1997. The provision for both years was computed based upon applying federal and state income tax rates to taxable income or loss and offsetting the provision or benefit with changes in valuation allowances associated with deferred tax assets.

         As a result of the factors described above, net income increased approximately $1.9 million to $1.2 million in 1998 from a net loss of $746,000 in 1997. Net income as a percentage of net sales increased to 1.5% in 1998 from (1.0)% in 1997.

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

         As a result of the decrease in operating expenses, operating profit increased approximately $1.3 million, or 286.6% to $838,000 in 1997 from an operating loss of $449,000 in 1996. As a percentage of net sales, operating profit increased to 1.2% in 1997 from (0.4)% in 1996.

         Interest expense decreased approximately $465,000, or 22.7%, to $1.6 million in 1997 from $2.0 million in 1996, primarily due to reduced borrowings under the Company's line of credit, which resulted from carrying lower accounts receivable and inventory balances, and taking advantage of deferred datings from major vendors.

         Loss before income taxes decreased approximately $1.8 million to $(725,000) in 1997 from $(2.5) million in 1996. Loss before income taxes as a percentage of net sales decreased to (1.0)% in 1997 from (2.6)% in 1996.

         The provision for income taxes decreased $151,000 to $21,000 in 1997 from $172,000 in 1996. The provision for both years was computed based upon applying federal and state income tax rates to taxable income or loss and offsetting the provision or benefit with changes in valuation allowances associated with deferred tax assets.

         As a result of the factors described above, net loss decreased approximately $1.9 million to $(746,000) in 1997 from $(2.7) million in 1996. Net loss as a percentage of net sales decreased to (1.0)% in 1997 from (2.8)% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1.9 million, $6.5 million and $10.5 million in 1998, 1997 and 1996, respectively. In 1998 cash provided by operating activities was primarily generated by an increase of approximately $6.1 million in accounts payable. Cash generated by operating activities in 1998, 1997 and 1996 was primarily used to repay borrowings under the Company's credit facilities.

         In April 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility was subsequently amended in November 1996, March 1997, November 1997 and March 1998. The Credit Facility, as amended,
(i) provides for maximum borrowings of $15 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on March 31, 2001, (iii) bears interest at prime plus 1.00%, and (iv) is secured by principally all the Company's assets. As of February 4, 1999, the Company had borrowings totaling $10.2 million outstanding under the Credit Facility and availability to borrow $4.5 million.

         In May 1998 the Company had an irrevocable letter of credit issued for $250,000, which expires in May 1999.

         The Company has planned capital expenditures of approximately $1.2 million for fiscal 1999. The Company is in the process of modernizing its distribution facilities in Atlanta and Houston at an aggregate cost of approximately $545,000. In addition, the Company will complete two major computer projects at a cost of approximately $655,000. The Company has a commitment from its current lender to finance the capital expenditures either through an increase in the line of credit or through the lender's leasing department. The Company has also received financing commitments from other lenders.

         The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs in fiscal 1999. However, if there is a significant reduction of internally generated funds or the Company is unable to meet financial covenants in the credit facility, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

YEAR 2000 READINESS

         The Company's distribution division (which accounted for approximately 80% of the sales volume in 1998) utilizes a distribution package known as VICS (Vertically Integrated Computer Systems) which runs on an IBM RS6000 computer. The distribution division's package is year 2000 compliant according to certifications by both IBM and the VICS software vendor. However, the company is doing basic tests of its own to assure itself that mission critical features are in fact year 2000 compliant. The Company expects to complete these basic tests by April 30, 1999. The cost of the basic tests are considered to be immaterial as they only involve weekend time spent by salaried personnel.

         The Company's manufacturing division (which accounted for approximately 20% of the sales volume in 1998) utilizes a manufacturing software package known as AIC (Applied Intelligence Corporation) that runs on a Wang computer. The AIC software is not year 2000 compliant on the Wang computer. The Company is purchasing a new manufacturing software package, which is year 2000 compliant according to a certification by the software vendor. The new manufacturing software package will operate on a new IBM AS400 computer. A separate certification for the AS400 will be obtained from IBM. The total cost of the new system, including hardware and software, is expected to be approximately $500,000, which includes the Company's commitment of internal resources. As of March 3, 1999 the Company has incurred approximately $83,000 of the $500,000 cost. The IBM AS400 computer has been delivered and the Company's information technology personnel have begun training. The manufacturing software package is available to the Company now, however substantial custom modifications have been planned for the software. The Company has a target date of June 1, 1999 for completion and installation of the software package, and a target date of July 1, 1999 as a go live date. In the event that the customized software is not completed by the year 2000, the Company's contingency plan is to operate with the generic package until such customized modifications can be completed.

         Other items which include non-information technology systems are being tested and upgraded as needed. Included in the non-information technology systems are the Company's personal computers and applications, telephone systems, manufacturing equipment, security systems, and other non-crucial items.

         The Company has a substantial amount of personal computers and software applications throughout the company. In order to bring the personal computers and software applications year 2000 compliant, the Company will install a new network communication package which will tie all of the Company's personal computers and software applications together. The Company will replace all non-compliant personal computers and install the latest versions of year 2000 compliant applications available on the network. Specialized applications not used company wide will be upgraded as necessary. The estimated cost of the network is $155,000. As of March 3, 1999 the Company has incurred approximately $15,000 of the estimated cost. The Company has an estimated completion date of April 15, 1999 for the network.

         The Company has received certification that its primary telephone systems are year 2000 compliant, with the exception of the voice mail and call accounting applications for the manufacturing division. The Company plans to upgrade the voice mail and call accounting applications of the manufacturing division. However, no time frame or estimated cost has been established.

         The manufacturing division utilizes a computerized Lectra Systems(R) marking and grading system which is crucial to the manufacturing operations. The current version of Lectra Systems(R) is not year 2000 compliant. Lectra Systems(R) expects to complete its year 2000 compliant version by April 30, 1999 and have it out to its customers by June 30, 1999. Since the Company has a maintenance agreement with Lectra Systems(R), there will be no charge for the upgrade. No contingency plan has been established in the event that Lectra Systems(R) does not complete the year 2000 compliant upgrade. However, Lectra Systems(R) does have current versions of the software that are year 2000 compliant. The Company will monitor the progress of the year 2000 upgrade and make a decision to convert to a new system if necessary.

         Other non-information technology systems such as security systems, copiers and other nonessential items are being assessed for year 2000 compliance. The Company is contacting vendors of these items either by mail or through internet access to determine their compliance status. No time frame or estimated cost has been established to bring these non-essential items year 2000 compliant.

         The costs of major year 2000 projects have been included in the current operating budget. The majority of the costs will be capitalized with the exception of software data conversion costs and training costs. The funds to finance these projects will come from the Company's current lender or other outside lenders. There can be no assurance that the Company will not encounter unanticipated delays with the implementations or that costs of such implementations will not exceed management's current estimates.

         The Company has issued certification requests to all major vendors and customers as well as to its main bank seeking assurance that they will be year 2000 compliant. The Company continues to monitor the progress of these third party entities in becoming year 2000 compliant. At this time the Company has no contingency plans to address problems if third party entities are not compliant.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed with this report:

         Independent Auditors' Report

         Balance Sheets as of January 2, 1999 and December 27, 1997

         Statements of Operations for the years ended January 2, 1999,
                           December 27, 1997 and December 28, 1996

         Statements of Stockholders' Equity for the years ended January
                           2, 1999, December 27, 1997 and December 28, 1996

         Statements of Cash Flows for the years ended January 2, 1999,
                           December 27, 1997 and December 28, 1996

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
L.A. T Sportswear, Inc.:

We have audited the accompanying balance sheets of L.A. T Sportswear, Inc. (the "Company") as of January 2, 1999 and December 27, 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 1999 and December 27, 1997 and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 5, 1999

L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(In thousands, except share information)
--------------------------------------------------------------------------------

                                                    JANUARY 2,    DECEMBER 27,
ASSETS                                                1999           1997
CURRENT ASSETS:
  Cash                                              $    407       $    177
  Accounts receivable, net of allowance
    for doubtful accounts of $1,162 and $1,133         6,115          5,523
  Inventories                                         23,665         18,329
  Other current assets                                   919            495
                                                    --------       --------

     Total current assets                             31,106         24,524

PROPERTY, PLANT AND EQUIPMENT - Net                    3,201          3,749

OTHER ASSETS                                             156            466
                                                    --------       --------

                                                    $ 34,463       $ 28,739
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $ 11,647       $  5,524
  Current portion of long-term debt                       30             23
  Accrued expenses                                       809            695
                                                    --------       --------

    Total current liabilities                         12,486          6,242

LONG-TERM DEBT                                        10,162         11,732

OTHER LONG TERM LIABILITIES                              371            530

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued
  Common Stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                            10,825         10,825
  Paid in capital                                      3,304          3,304

  Accumulated deficit                                 (2,685)        (3,894)
                                                    --------       --------

  Total stockholders' equity                          11,444         10,235
                                                    --------       --------

                                                    $ 34,463       $ 28,739
                                                    ========       ========

See notes to financial statements

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
--------------------------------------------------------------------------------


                                                       YEAR ENDED
                                       -----------------------------------------
                                         JAN 2,          DEC 27,        DEC 28,
                                          1999            1997           1996
                                       (53 WEEKS)      (52 WEEKS)     (52 WEEKS)
NET SALES                                $81,874        $72,608        $94,834
COST OF GOODS SOLD                        68,570         60,732         79,136
                                         -------        -------        -------
     Gross Profit                         13,304         11,876         15,698
OPERATING EXPENSES                        10,784         11,038         16,147
                                         -------        -------        -------
OPERATING PROFIT (LOSS)                    2,520            838           (449)
OTHER (EXPENSES) INCOME:
  Interest expense                        (1,125)        (1,582)        (2,047)
  Other, net                                (110)            19              4
                                         -------        -------        -------
     Total other expenses                 (1,235)        (1,563)        (2,043)
                                         -------        -------        -------
INCOME (LOSS) BEFORE INCOME TAXES          1,285           (725)        (2,492)
PROVISION FOR INCOME TAXES                   (76)           (21)          (172)
                                         -------        -------        -------
NET INCOME (LOSS)                        $ 1,209        $  (746)       $(2,664)
                                         =======        =======        =======
BASIC AND DILUTED NET INCOME (LOSS)
PER SHARE                                $  0.29        $ (0.18)       $ (0.63)

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                                4,200          4,200          4,200

AVERAGE SHARE OUTSTANDING                  4,214          4,200          4,200
ASSUMING DILUTION


See notes to financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
--------------------------------------------------------------------------------


                                                                         RETAINED
                                                                         EARNINGS
                                      COMMON STOCK          PAID-IN    (ACCUMULATED
                                  --------------------
                                  SHARES        AMOUNT      CAPITAL      DEFICIT)
BALANCE - December 30, 1995        4,200       $10,825      $ 3,304      $  (484)
  Net loss                                                                (2,664)
                                   -----       -------      -------      -------
BALANCE - December 28, 1996        4,200        10,825        3,304       (3,148)
  Net loss                                                                  (746)
                                   -----       -------      -------      -------
BALANCE - December 27, 1997        4,200        10,825        3,304       (3,894)
  Net income                                                               1,209
                                   -----       -------      -------      -------
BALANCE - January 2, 1999          4,200       $10,825      $ 3,304      $(2,685)
                                   =====       =======      =======      =======

See notes to financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW
(In thousands)
--------------------------------------------------------------------------------


                                                                      YEAR ENDED
                                                      -----------------------------------------
                                                         JAN 2,         DEC 27,       DEC 28,
                                                          1999           1997          1996
                                                       (53 WEEKS)     (52 WEEKS)     (52 WEEKS)
OPERATING ACTIVITIES:
  Net income (loss)                                     $ 1,209        $  (746)       $(2,664)
  Adjustments to reconcile net income (loss) to
  Net cash provided by operating activities:
  Depreciation and amortization                             646            625            750
  Provision for doubtful accounts                           368            391            688
  Loss (gain) on sale or write-off of fixed assets          113            (18)           949
  Changes in assets and liabilities providing
  (Using) cash:
    Accounts receivable                                    (960)         1,685          3,661
    Inventories                                          (5,336)         2,232         12,193
    Accounts payable                                      6,123            387         (3,217)
    Accrued expenses                                         81            (33)          (783)
    Restructuring reserve                                   (19)          (106)        (1,575)
    Other                                                  (347)         2,059            523
                                                        -------        -------        -------
        Net cash provided by operating activities         1,878          6,476         10,525

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                (108)           (86)          (193)
  Proceeds from sale of assets                               23             44             20
                                                        -------        -------        -------
        Net cash used in investing activities               (85)           (42)          (173)

FINANCING ACTIVITIES:
  Borrowings under line of credit, net                   (1,540)        (7,177)       (10,426)
  Repayments of long term borrowings                        (23)           (18)        (1,772)
                                                        -------        -------        -------
        Net cash used in financing activities            (1,563)        (7,195)       (12,198)
                                                        -------        -------        -------

NET CHANGE IN CASH                                          230           (761)        (1,846)

CASH:
  Beginning of year                                         177            938          2,784
                                                        -------        -------        -------
  End of year                                           $   407        $   177        $   938
                                                        =======        =======        =======

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
  Interest                                              $ 1,158        $ 1,613        $ 2,058
                                                        =======        =======        =======
  Income taxes                                          $    91        $   156        $    32
                                                        =======        =======        =======


SEE NOTES TO FINANCIAL STATEMENTS.

L.A. T SPORTSWEAR, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         L.A. T Sportswear, Inc. (The "Company") distributes and manufactures sportswear principally for the imprinted garment industry. The Company self-manufactures certain of its products and also purchases merchandise from national sportswear manufacturers for distribution currently through six distribution facilities across the United States. The Company's customers are principally domestic retailers in the imprintable and decorable sportswear industry. Accordingly, the Company operates in one business segment.

         Prior to 1998, the Company's year ended on the last Saturday in December. The years ended December 27, 1997 (fiscal 1997) and December 28, 1996 (fiscal 1996) each contained approximately 52 weeks. The company modified its operating year in 1998 to end on the Saturday closest to December 31. Due to the change, the year ended January
         2, 1999 (fiscal 1998) contained 53 weeks.

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

         Basic and Diluted Net Income (Loss) Per Share -Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding. Stock options outstanding have not been included as common stock equivalents in 1997 or 1996 as they are antidilutive. In fiscal year 1998 diluted net income per share includes the dilutive effect of 14,000 stock options to purchase common stock.

         Fair Value of Financial Instruments - The carrying value of the Company's financial instruments approximate fair values.

         Accounting for Derivative Instruments and Hedging Activities - SFAS 133, entitled Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of the effect of this standard on its financial statements.

2.       RESTRUCTURING CHARGE

         During December 1995, the Company adopted a plan to streamline operations by closing certain of its facilities and discontinuing certain product lines during 1996. The Company closed two distribution facilities in January 1996 and closed one of its sewing operations in April 1996. Additionally, the Company discontinued its screen print operations in the third quarter of 1996. The Company recorded a charge in 1995 of $1,700,000 related to this restructuring.

         The following table presents the activity of this restructuring reserve:


         Restructuring reserve at December 30, 1995                                       $1,700,000

             Fiscal 1996 activity:

               Lease payments and other related charges                $  706,848
               Severance payments                                         156,455
               Loss on sale of property, plant and equipment              563,387
               Other                                                      148,310
                                                                       ----------
             Total 1996 activity                                                           1,575,000
                                                                                          ----------
         Restructuring reserve at December 28, 1996                                          125,000

              Fiscal 1997 activity:

               Lease payments and other related charges                    16,003
               Severance payments                                          21,142
               Loss on sale of property, plant and equipment               42,063
               Other                                                       27,214
                                                                       ----------
             Total 1997 activity                                                             106,422
                                                                                          ----------
         Restructuring reserve at December 27, 1997                                           18,578

             Fiscal 1998 activity:

               Write-off of remaining unused balance                                          18,578
                                                                                          ----------

         Restructuring reserve at January 2, 1999                                         $       --
                                                                                          ==========

3.       INVENTORIES

                             JANUARY 2,     DECEMBER 27,
                               1999            1997
                                 (In thousands)
         Raw materials        $   952        $ 1,087

         Work-in-process          476            415

         Finished Goods        23,745         18,167

         Reserves              (1,508)        (1,340)
                              -------        -------

                              $23,665        $18,329
                              =======        =======

4.       PROPERTY , PLANT AND EQUIPMENT

                                          JANUARY 2,  DECEMBER 27,
                                             1999        1997
                                               (In thousands)
         Land                               $  140      $  140

         Buildings and improvements          2,558       2,538

         Machinery and equipment             3,780       4,165

         Furniture and fixtures                358         517
                                            ------      ------
                                             6,836       7,360
         Less accumulated depreciation       3,635       3,611
                                            ------      ------
                                            $3,201      $3,749
                                            ======      ======

5.       LONG-TERM DEBT

         A summary of long-term debt is as follows:


                                              JANUARY 2,  DECEMBER 27,
                                                1999          1997
                                                  (In thousands)
         Line of credit                        $ 9,537      $11,077
         Notes payable                             655          678
                                               -------      -------
                                                10,192       11,755
         Less amounts due within one year           30           23
                                               -------      -------
                                               $10,162      $11,732
                                               =======      =======

         In April 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility was subsequently amended in November 1996, March 1997, November 1997 and March 1998. The Credit Facility, as amended (i) provides for maximum borrowings of $15 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on March 31, 2001, (iii) bears interest at prime plus 1.00%, and (iv) is secured by principally all the Company's assets. As of January 2, 1999, the Company had borrowings totaling $9.5 million outstanding under the Credit Facility and availability to borrow an additional $2.8 million.

         Maturities of long-term debt at January 2, 1999 are as follows (in thousands):


         Fiscal

         1999                                       30

         2000                                       33

         2001                                    9,573

         2002                                       40

         2003                                       44

         Thereafter                                472
                                               -------

                                               $10,192
                                               =======

6.       LEASE OBLIGATIONS

         The Company leases a plant facility and certain of its distribution facilities under operating leases. The Company can, at its option, renew most of these leases at the then fair rental value. Future minimum rental payments under such operating leases at January 2, 1999 are as follows (in thousands):

         Fiscal Year
         1999                             $1,089
         2000                                370
         2001                                212
         2002                                215
         2003                                  2
                                          ------
                                          $1,888
                                          ======

         Rent expense was $1,191,000, $1,307,000 and $1,377,000 for fiscal 1998,
         1997 and 1996, respectively.

7.       INCOME TAXES

         The provision for income taxes includes the following (in thousands):



                                        FISCAL YEAR
                              ---------------------------------
                              1998         1997          1996
         Current:
           Federal            $44          $--         $(1,306)
           State               32           21            (411)
                              ---          ---         -------
                               76           21          (1,717)
         Deferred:
           Federal             --           --           1,478
           State               --           --             411
                              ---          ---         -------
                               --           --           1,889
                              ---          ---         -------
         Total Provision      $76          $21         $   172
                              ===          ===         =======

         The provision for income taxes differs from amounts computed by applying the federal statutory rate to income before income taxes as follows (in thousands):


                                                                            Fiscal Year
                                                                -----------------------------------
                                                                 1998          1997           1996
         Tax provision (benefit) at federal statutory rate      $ 437         $(246)        $ (847)

         State taxes, net of federal benefit                       72            33           (141)

         Change in valuation allowance                           (458)          130          1,309

         Other                                                     25           104           (149)
                                                                -----         -----         ------

         Total provision                                        $  76         $  21         $  172
                                                                =====         =====         ======

         The tax effects of temporary differences at January 2, 1999 and December 27, 1997 are as follows (in thousands):

                                                                   Assets (Liabilities)
                                                                --------------------------
                                                                January 2,    December 27,
                                                                    1999          1997
         Accounts receivable                                     $   533       $   521

         Inventory                                                   818           758

         Other                                                       178           182

         Valuation allowance                                      (1,183)       (1,166)
                                                                 -------       -------

              Current deferred tax asset                         $   346       $   295
                                                                 =======       =======
         Depreciation                                            $  (420)      $  (478)

         Deferred compensation                                       169           169

         Federal and state net operating loss carryforwards          130           621

         AMT credit carryforward                                      24           117

         Other                                                         2             2

         Valuation allowance                                        (251)         (726)
                                                                 -------       -------

              Long-term deferred tax liability                   $  (346)      $  (295)
                                                                 =======       =======


         At January 2, 1999, the Company has an AMT credit carryforward available to offset future federal taxes of $24,000 which does not expire and state net operating loss carryforwards aggregating $2.2 million which begin to expire in 2001.

8.       RELATED PARTY TRANSACTIONS

         The Company purchases certain merchandise for its distribution business from businesses affiliated with a former director and current stockholder of the Company. These purchases aggregated $9,414,000, $11,973,000, and $8,315,000 during fiscal 1998, 1997 and 1996, respectively. Included in accounts payable at January 2, 1999 and December 27, 1997 are amounts due to these businesses of $1,489,000 and $871,000, respectively.


         A business owned by one of the Company's stockholders received commissions of approximately $94,000, $29,000, and $156,000 on the Company's purchases of certain merchandise for its distribution business during fiscal 1998, 1997 and 1996, respectively. These commissions generally average 4% of dollar purchases.

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

         The Company has established the L.A. T Sportswear, Inc. 1993 Employee Incentive Plan (the "Incentive Plan"). Awards under this plan may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, or (iv) performance awards of stock, cash or a combination of stock and cash. Stock options granted under the Incentive Plan are nontransferable, have an exercise price of not less than 100% of the fair market value of the stock on the date of the grant, and may have a term of no longer than ten years. The Company has reserved 475,000 shares of common stock for issuance under the Incentive Plan. As of January 2, 1999, 139,550 options to acquire shares (which vest over one to four years) were outstanding under this plan.

         During 1994, the Company approved an Outside Directors Incentive Plan and reserved 40,000 shares for plan issuances. Awards under this plan may be represented by (i) nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, or (iv) performance awards of stock, cash or a combination of stock and cash. Stock options granted under the Outside Directors Incentive Plan are nontransferable, have an exercise price of not less than 100% of the fair market value of the stock on the date of the grant, and may have a term of no longer than ten years. As of January 2, 1999, 26,000 options to acquire shares (which vest over three to four years) were outstanding under this plan.

         During 1998, the Company granted its Chief Executive Officer a non-qualified stock option (outside of the Incentive Plan) to purchase 125,000 shares of the Company's common stock. The options were granted at the fair market value of the stock on the date of grant ($1.0625 per share), vest over three years and expire in May, 2008. As of January 2, 1999, the option to acquire 125,000 shares was outstanding.

 Activity for all stock options is as follows:


                                            1998                     1997                     1996
                                    ---------------------    ---------------------     ---------------------
                                                 Weighted                 Weighted                  Weighted
                                                  Average                  Average                   Average
                                                 Exercise                 Exercise                  Exercise
                                     Shares       Price       Shares       Price        Shares       Price

         Options outstanding,
           beginning of year         94,800       $2.32      382,950       $2.62        95,800       $10.00

         Grants                     201,000        0.99                                343,000         1.76

         Forfeitures                 (5,250)       3.39     (288,150)       2.72       (55,850)       10.00
                                    -------                 --------                   -------
         Options outstanding,
           end of year              290,550        1.38       94,800        2.32       382,950         2.62
                                    =======                 ========                   =======
         Options exercisable,
          end of year                53,050        3.29       36,550        4.18        22,450        10.00
                                    =======                 ========                   =======


         The Company applies Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation costs have been recognized for these grants. Had compensation cost for the Company's grants been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share for the years ended January 2, 1999, December 27, 1997 and December 28, 1996 would have changed to the pro forma amounts indicated below:


                                                                               Fiscal Year
                                                             --------------------------------------------
                                                               1998               1997              1996
         Net income (loss) (in thousands):

           As reported                                       $1,209             $ (746)           $(2,664)
                                                             ======             ======            =======
           Pro forma                                         $  889             $ (638)           $(2,797)
                                                             ======             ======            =======

         Basic and diluted net income (loss) per share:

           As reported                                       $ 0.29             $(0.18)           $ (0.63)
                                                             ======             ======            =======
           Pro forma                                         $ 0.21             $(0.15)           $ (0.67)
                                                             ======             ======            =======

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 and 1996 respectively, (no grants were made in 1997): (i) a weighted average risk-free interest rate of 5.6% and 5.9%, respectively (ii) expected lives of five to ten years, (iii) expected volatility of approximately 77% and 48%, respectively, and (iv) no expected dividends. The weighted average fair value of options granted was $1.06 and $1.14 for fiscal years 1998 and 1996, respectively.

The following table summarizes information about stock options outstanding at January 2, 1999:


                               OPTIONS OUTSTANDING
         ----------------------------------------------------
                                      AVERAGE
         EXERCISE     NUMBER OF      REMAINING       OPTIONS
           PRICE       OPTIONS      LIFE (YEARS)  EXERCISABLE
         $10.0000       14,550          5.1         14,550

         $ 1.0625      125,000          9.3

         $ 0.8750       66,000          9.6

         $ 0.7500       10,000          9.3

         $ 0.7500       75,000          7.7         38,500
                       -------                      ------

                       290,550                      53,050
                       =======                      ======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this item.

                                    PART III

         Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 1999 (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1).  Financial Statements and Auditors' Report.

         The following financial statements and auditors' report are included in
         Item 8 of this Report:

         Report of Independent Auditors

         Balance Sheets as of January 2, 1999 and December 27, 1997

         Statements of Operations for fiscal years ended January 2, 1999,
                           December 27, 1997 and December 28, 1996

         Statements of Cash Flows for fiscal years ended January 2, 1999,
                           December 27, 1997 and December 28, 1996

         Statements of Stockholders' Equity for fiscal years ended January 2,
                           1999, December 27, 1997 and December 28, 1996

         Notes to Financial Statements

         (2).     Financial Statement Schedules.

         All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (3).     Exhibits.

         The exhibits listed below are filed with or incorporated by reference into this Report. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from either (i) the Company's Registration Statement on Form S-1, Registration Number 33-60452, declared effective by the Securities and Exchange Commission on January 25, 1994 (the "S-1"); (ii) the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K"); (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 (the "3/30/96 10-Q"); (iv) the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 ("1996 10-K"); or (v) The Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 ("1997 10-K"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
------                     ----------------------
       *3(i)     --    Form of Amended and Restated Articles of Incorporation of L.A. T Sportswear, Inc.
                       (included in Exhibit 2) (S-1)

       *3(ii)    --    Form of Amended and Restated Bylaws of L.A. T Sportswear, Inc. (S-1)

       *4        --    Specimen Certificate of Common Stock (S-1)

      *10.1      --    1993 Employee Incentive Plan (S-1)

   *10.15.1      --    Lease Agreement dated February 1, 1998 between L.A. T Sportswear, Inc. and The
                       Development Authority of Crawford County. (1997 10-K)

   *10.16.1      --    Relocation and Modification Agreement dated November 25, 1997 between L.A. T
                       Sportswear, Inc. and Security Capital Industrial Trust. (1997 10-K)

      *10.30     --    Outside Directors Incentive Plan (1994 10-K)

      *10.40     --    Loan and Security Agreement, dated April 29, 1996, by
                       and among the Company, Mellon Bank, N.A., as Agent, and
                       Mellon Bank, N.A., as Lender (3/30/96 10-Q)

   *10.40.1      --    First Amendment to Loan and Security Agreement, dated November 11, 1996, by and between the Company and Mellon Bank, N.A. (1996 10-K)

   *10.40.2      --    Second Amendment to Loan and Security Agreement, dated March 21, 1997, by and between the Company and Mellon Bank, N.A. (1996 10-K)

   *10.40.3      --    Amendment to reduce line of credit dated November 28, 1997, by and between the
                       Company and Mellon Bank, N.A. (1997 10-K)

  * 10.40.4      --    Third Amendment to Loan and Security Agreement, dated March 26, 1998 by and between the Company and Mellon Bank, N.A. (1997 10-K)

       23.1      --    Consent of Deloitte & Touche LLP

       27        --    Financial Data Schedule (for SEC use only)


         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter ended January 2, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    L.A. T SPORTSWEAR, INC.

Dated: March 22, 1999               By:  /s/ Isador E. Mitzner
                                       -----------------------------------------
                                         ISADOR E. MITZNER
                                         Chairman of the Board and Chief
                                         Executive Officer
                                         (principal executive officer)



Dated: March 22, 1999               By:  /s/ John F. Hankinson
                                       -----------------------------------------
                                         JOHN F. HANKINSON
                                         Chief Financial Officer
                                         (principal financial and accounting
                                         officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 22, 1999                      By:  /s/ Isador E. Mitzner
                                       -----------------------------------------
                                         ISADOR E. MITZNER, Chairman of the
                                         Board and Chief Executive Officer


March 22, 1999                      By:   /s/ J. David Keller
                                       -----------------------------------------
                                          J. DAVID KELLER, President,
                                          Secretary and Director


March 22, 1999                      By:  /s/ Kenneth L. Bernhardt
                                       -----------------------------------------
                                         KENNETH L. BERNHARDT, Director


March 22, 1999                      By:  /s/ Irwin Lowenstein
                                       -----------------------------------------
                                         IRWIN LOWENSTEIN, Director

                                  EXHIBIT INDEX


Exhibit
Number                              Description
------                              -----------
23.1                                Consent of Deloitte & Touche LLP

27                                  Financial Data Schedule (for SEC use only)