Form 10-Q
period 1999-04-03
LA T SPORTSWEAR INC /
filed 1999-05-12
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended                          Commission File Number:
         April 3, 1999                                       0-23234


                             L.A. T SPORTSWEAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                            58-1724902
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1200 Airport Drive, Ball Ground, Georgia                          30107
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:     (770) 479-1877
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

                  Yes  X         No
                     -----         -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

 Common Stock, without par value                      4,200,001 shares
------------------------------------         -----------------------------------
             Class                              Outstanding at May 10, 1999

PART I.  FINANCIAL INFORMATION
Item 1: Financial Statements
L.A. T SPORTSWEAR, INC.


BALANCE SHEETS
(In thousands except share data)
---------------------------------------------------------------------------
                                              APRIL 3,       JANUARY 2,
ASSETS                                          1999           1999
                                             (UNAUDITED)
CURRENT ASSETS:
  Cash                                        $    572       $    407
  Accounts receivable, net                       8,729          6,115
  Inventories                                   23,644         23,665
  Other current assets                             733            919
                                              --------       --------
     Total current assets                       33,678         31,106

PROPERTY, PLANT AND EQUIPMENT - Net              3,437          3,201

OTHER ASSETS                                       124            156
                                              --------       --------
                                              $ 37,239       $ 34,463
                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $ 11,509       $ 11,647
  Current portion of long-term debt                 31             30
  Accrued expenses                                 817            809
                                              --------       --------
    Total current liabilities                   12,357         12,486

LONG-TERM DEBT                                  13,117         10,162

OTHER LONG TERM LIABILITIES                        124            371

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued
  Common Stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                      10,825         10,825
  Paid in capital                                3,304          3,304

  Accumulated deficit                           (2,488)        (2,685)
                                              --------       --------
  Total stockholders' equity                    11,641         11,444
                                              --------       --------
                                              $ 37,239       $ 34,463
                                              ========       ========

See notes to unaudited financial statements.

LA. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                       Quarter Ended
                                                 ------------------------
                                                  April 3,       April 4,
                                                    1999           1998
NET SALES                                         $ 20,455       $ 17,666

COST OF GOODS SOLD                                  16,866         14,572
                                                  --------       --------
     Gross Profit                                    3,589          3,094

OPERATING EXPENSES                                   3,029          2,598
                                                  --------       --------
OPERATING INCOME                                       560            496

OTHER INCOME (EXPENSE) PRINCIPALLY INTEREST           (235)          (293)
                                                  --------       --------
INCOME BEFORE INCOME TAXES                             325            203

INCOME TAX PROVISION                                   128             --
                                                  --------       --------
NET INCOME                                        $    197       $    203
                                                  ========       ========

BASIC AND DILUTED NET INCOME PER SHARE            $   0.05       $   0.05

WEIGHTED AVERAGE SHARES OUTSTANDING                  4,200          4,200

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION         4,294          4,200
                                                  ========       ========


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                     QUARTER ENDED
                                                                -----------------------
                                                                 APRIL 3,      APRIL 4,
                                                                   1999          1998
OPERATING ACTIVITIES:
  Net income                                                     $   197       $   203
  Adjustments to reconcile net income to net
    cash used in operating activities:
  Depreciation and amortization                                      149           141
  Provision for doubtful accounts                                     63            91
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                           (2,677)       (2,715)
    Inventories                                                       22        (1,750)
    Other                                                            (61)         (106)
    Accounts payable                                                (138)        3,682
    Accrued expenses                                                   9            65
                                                                 -------       -------

        Net cash used in operating activities                     (2,436)         (389)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                         (355)          (33)

        Net cash used in investing activities                       (355)          (33)
                                                                 -------       -------
FINANCING ACTIVITIES:
  Borrowings under line of credit, net                             2,963           675
  Repayments of long-term borrowings                                  (7)           (6)
                                                                 -------       -------
        Net cash provided by financing activities                  2,956           669
                                                                 -------       -------
NET CHANGE IN CASH                                                   165           247

CASH, BEGINNING OF PERIOD                                            407           177
                                                                 -------       -------
CASH, END OF PERIOD                                              $   572       $   424
                                                                 =======       =======




See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED APRIL 3, 1999 AND APRIL 4, 1998

1.   ORGANIZATION AND BASIS OF PRESENTATION

     L.A. T Sportswear, Inc. (The "Company") distributes and manufactures sportswear principally for the imprinted garment industry. The Company manufactures certain of its products and also purchases merchandise from national sportswear manufacturers for distribution currently through six distribution facilities across the United States. The Company's customers are principally domestic retailers in the imprintable and decorable sportswear industry. Accordingly, the Company operates in one business segment.

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three months ended April 3, 1999 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):


                    April 3,       January 2,
                      1999           1999


Raw materials       $    812       $    952
Work-in-process          500            476
Finished goods        24,108         23,745
Reserves              (1,776)        (1,508)
                    --------       --------

                    $ 23,644       $ 23,665
                    ========       ========



3.       LONG-TERM DEBT

         The Company maintains a credit facility with a bank. At April 3, 1999 the credit facility, as amended, (i) provided for maximum borrowings of $15 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expired on March 31, 2001 and
(iii) bore interest at prime plus 1.00%. The facility is secured by principally all the Company's assets. As of April 3, 1999, the Company had borrowings totaling $12.5 million outstanding under the credit facility and availability to borrow $2.2 million.

         The credit facility was again amended on April 20, 1999 to (i) increase maximum borrowings to $16 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) extend the facility's expiration to April 30, 2002 and (iii) bear interest for 1999 at prime plus .25% (subject to repricing annually thereafter).

4.       STOCK OPTIONS

         During the first quarter of 1999 certain employees of the Company were granted options to purchase a total of 75,000 shares of common stock. The options were granted at or above the fair market value of the stock at the time of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.


                                                      QUARTER ENDED
                                                   ----------------------
                                                    APRIL 3,      APRIL 4,
                                                     1999          1998
Net sales                                           100.0%        100.0%
Cost of goods sold                                   82.5          82.5
                                                    -----         -----
Gross profit                                         17.5          17.5
Operating expenses                                   14.8          14.7
                                                    -----         -----
Operating income                                      2.7           2.8
Other income (expense) principally interest          (1.1)         (1.7)
                                                    -----         -----
Income before income taxes                            1.6           1.1
Income tax provision                                 (0.6)           --
                                                    -----         -----
Net income                                            1.0%          1.1%
                                                    =====         =====


First Quarter of 1999 Compared to First Quarter of 1998

         The Company's net sales increased approximately $2.8 million, or 15.8%, to $20.5 million in the first quarter of 1999 from $17.7 million in the first quarter of 1998. The increase in net sales was attributable, in large part, to the implementation of the second phase of a national sales initiative.

         Due to the increase in net sales, the Company's gross profit increased approximately $500,000, or 16.1%, to $3.6 million for the first quarter of 1999 from $3.1 million in the first quarter of 1998. As a percentage of net sales, the gross profit margin remained constant at 17.5% for the first quarter of 1999 and 1998.

         Operating expenses increased approximately $430,000, or 16.5% to $3.0 million in the first quarter of 1999 from $2.6 million in the first quarter of 1998. The increase in operating expenses was due primarily to increased selling costs associated with phase two of the national sales initiative and to increased distribution costs relating to the installation of new warehousing systems. As a percentage of net sales, operating expenses increased slightly to 14.8% in the first quarter of 1999 from 14.7% in the first quarter of 1998.

         As a result of the increase in net sales and gross profit, operating income increased approximately $64,000, or 12.9%, to $560,000 in the first quarter of 1999 from $496,000 in the first quarter of 1998. As a percentage of net sales, operating income decreased slightly to 2.7% in the first quarter of 1999 from 2.8% in the first quarter of 1998.

         Other income (expense), which consists principally of interest expense, decreased approximately $58,000, or 19.8%, to $235,000 in the first quarter of 1999 from $293,000 in the first quarter of 1998. The decrease was primarily due to lower interest rates and to reduced borrowings under the Company's line of credit, which resulted from taking advantage of vendor deferred datings.

         As a result, income before income taxes increased approximately $122,000, or 60.0% to $325,000 in the first quarter of 1999 from $203,000 in the first quarter of 1998. Income before income taxes as a percentage of net sales increased to 1.6% in 1999 from 1.1% in 1998.

         The Company recorded an income tax provision of $128,000 in 1999. No provision for income taxes was recorded in 1998 due to the use of previously reserved net operating loss carryforwards to offset 1998 taxable income.

         As a result of the above factors, net income decreased $6,000, or 3.0%, to $197,000 in the first quarter of 1999 from $203,000 in the first quarter of 1998. As a percentage of net sales, net income decreased to 1.0% in 1999 from 1.1% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations was approximately $2.4 million for the first quarter of 1999 compared to approximately $389,000 in the first quarter of 1998. The net cash used in operations in the first quarter of 1999 was primarily used to support increased accounts receivable levels associated with the increase in sales.

         The Company maintains a credit facility with a bank. At April 3, 1999 the credit facility, as amended, (i) provided for maximum borrowings of $15 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expired on March 31, 2001 and
(iii) bore interest at prime plus 1.00%. The facility is secured by principally all the Company's assets.

         The credit facility was again amended on April 20, 1999 to (i) increase maximum borrowings to $16 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) extend the facility's expiration to April 30, 2002 and (iii) bear interest for 1999 at prime plus .25% (subject to repricing annually thereafter). As of May 4, 1999, the Company had borrowings totaling $12.3 million outstanding under the credit facility and availability to borrow $2.3 million.

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

YEAR 2000 READINESS

         The Company's distribution division (which accounted for approximately 80% of the sales volume in 1998) utilizes a distribution package known as VICS (Vertically Integrated Computer Systems) which runs on an IBM RS6000 computer. The distribution division's package is year 2000 compliant according to certifications by both IBM and the VICS software vendor. However, the Company is conducting basic tests to assure itself that mission critical features are in fact year 2000 compliant. The Company expects to complete these basic tests by May 15, 1999. The cost of the basic tests are considered to be immaterial as they only involve weekend time spent by salaried personnel.

         The Company's manufacturing division (which accounted for approximately 20% of the sales volume in 1998) utilizes a manufacturing software package known as AIC (Applied Intelligence Corporation) that runs on a Wang computer. The AIC software is not year 2000 compliant on the Wang computer. The Company is purchasing a new manufacturing software package, which is year 2000 compliant according to a certification by the software vendor. The new manufacturing software package will operate on a new IBM AS400 computer. A separate certification for the AS400 will be obtained from IBM. The total cost of the new system, including hardware and software, is expected to be approximately $500,000, which includes the Company's commitment of internal resources. As of April 3, 1999, the Company had incurred approximately $177,000 of the $500,000 cost. The IBM AS400 computer has been delivered and the Company's information technology personnel have begun training. The base manufacturing software package is available to the Company now. The software supplier is also creating substantial custom modifications for this software. The Company has a target date of June 1, 1999 for completion and installation of the software package, and a target date of July 1, 1999 to implement this new computer system. In the event that the customized software is not completed by the year 2000, the Company's contingency plan is to operate with the generic package until such customized modifications can be completed.

         Other items which include non-information technology systems are being tested and upgraded as needed. Included in the non-information technology systems are the Company's personal computers and applications, telephone systems, manufacturing equipment, security systems, and other non-crucial items.

         The Company has a substantial amount of personal computers and software applications. In order to make the personal computers and software applications year 2000 compliant, the Company will install a new network communication package which will tie all of the Company's personal computers and software applications together. The Company will replace all non-compliant personal computers and install the latest versions of year 2000 compliant applications available on the network. Specialized applications not used Company wide will be upgraded as necessary. The estimated cost of the network is $155,000. As of April 3, 1999, the Company had incurred approximately $57,000 of the estimated cost. The Company has an estimated completion date of July 1, 1999 for the network.

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

         Other non-information technology systems such as security systems, copiers and other non-essential items are being assessed for year 2000 compliance. The Company is contacting vendors of these items either by mail or through internet access to determine their compliance status. No time frame or estimated cost has been established to bring these non-essential items year 2000 compliant.

         The costs of major year 2000 projects have been included in the current operating budget. The majority of the costs will be capitalized with the exception of software data conversion costs and training costs. The funds to finance these projects will come from the Company's cash flows from operations, line of credit or other lenders. There can be no assurance that the Company will not encounter unanticipated delays with the implementations or that costs of such implementations will not exceed management's current estimates.

         The Company has issued certification requests to all major vendors and customers as well as to its main bank seeking assurance that they will be year 2000 compliant. The Company continues to monitor the progress of these third parties in becoming year 2000 compliant. At this time the Company has no contingency plans to address problems if third parties are not compliant.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits.
                          10.40.5 - Fourth Amendment to Loan and Security Agreement, dated April 23, 1999 by and between the Company and Mellon Bank, N.A.

                          27 Financial Data Schedule (for SEC use only)

                  (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended April 3, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          L.A. T SPORTSWEAR, INC.



Dated:   May 10, 1999                     By:  /s/ Isador E. Mitzner
                                             ----------------------------------
                                                Isador E. Mitzner, Chairman
                                                and Chief Executive Officer



Dated:   May 10, 1999                     By:  /s/ John F. Hankinson
                                             ----------------------------------
                                                John F. Hankinson
                                                Chief Financial Officer
                                                (acting principal financial and
                                                accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------
10.40.5                             Fourth Amendment to Loan and Security
                                    Agreement, dated April 20, 1999 by and
                                    between the Company and Mellon Bank, N.A.

27                                  Financial Data Schedule (for SEC use only)
