Form 10-Q
period 1999-07-03
LA T SPORTSWEAR INC /
filed 1999-08-04
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended                         Commission File Number:
         July 3, 1999                                 0-23234


                            L.A. T SPORTSWEAR, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                        58-1724902
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

Registrant's telephone number, including area code: (770) 479-1877
                                                -------------------------------
Not applicable
--------------------------------------------------------------------------------

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

      Yes[X]        No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Common Stock, without par value                  4,200,001 shares
-----------------------------------------    ----------------------------------
                  Class                         Outstanding at August 4, 1999


PART I.  FINANCIAL INFORMATION
Item 1: Financial Statements
L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(In thousands except share data)
-------------------------------------------------------------------------------

                                                     JULY 3,     JANUARY 2,
ASSETS                                                1999          1999
                                                  (UNAUDITED)

CURRENT ASSETS:
  Cash                                              $    843     $    407
  Accounts receivable, net                            10,329        6,115
  Inventories                                         21,616       23,665
  Other current assets                                   632          919
                                                    --------     --------

     Total current assets                             33,420       31,106

PROPERTY, PLANT AND EQUIPMENT - Net                    3,639        3,201

OTHER ASSETS                                             134          156
                                                    --------     --------

                                                    $ 37,193     $ 34,463
                                                    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  9,474     $ 11,647
  Current portion of long-term debt                       32           30
  Accrued expenses                                       858          809
                                                    --------     --------

    Total current liabilities                         10,364       12,486

LONG-TERM DEBT                                        14,634       10,162

OTHER LONG TERM LIABILITIES                              106          371

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued
  Common Stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                            10,825       10,825
  Paid in capital                                      3,304        3,304

  Accumulated deficit                                 (2,040)      (2,685)
                                                    --------     --------

  Total stockholders' equity                          12,089       11,444
                                                    --------     --------

                                                    $ 37,193     $ 34,463
                                                    ========     ========

See notes to unaudited financial statements.


L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------




                                                    Three Months Ended            Six Months Ended
                                                 ------------------------------------------------------
                                                  July 3,        July 4,        July 3,         July 4,
                                                   1999           1998           1999            1998
                                                (13 weeks)     (13 weeks)     (26 weeks)      (27 weeks)
NET SALES                                        $ 27,277       $ 22,747       $ 47,732       $ 40,413
COST OF GOODS SOLD                                 22,876         19,156         39,742         33,728
                                                 --------       --------       --------       --------
     Gross Profit                                   4,401          3,591          7,990          6,685
OPERATING EXPENSES                                  3,392          2,743          6,420          5,341
                                                 --------       --------       --------       --------
OPERATING PROFIT                                    1,009            848          1,570          1,344
OTHER INCOME (EXPENSE) PRIMARILY
INTEREST                                             (247)          (341)          (483)          (633)
                                                 --------       --------       --------       --------
INCOME BEFORE INCOME TAXES                            762            507          1,087            711
PROVISION FOR INCOME TAXES                            313              7            442              7
                                                 --------       --------       --------       --------
NET INCOME                                       $    449       $    500       $    645       $    704
                                                 ========       ========       ========       ========
BASIC NET INCOME PER SHARE                       $   0.11       $   0.12       $   0.15       $   0.17
DILUTED NET INCOME PER SHARE                     $   0.10       $   0.12       $   0.15       $   0.17
BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                                         4,200          4,200          4,200          4,200
AVERAGE SHARES OUTSTANDING ASSUMING
DILUTION                                            4,302          4,213          4,293          4,200


See notes to unaudited financial statements.


L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------




                                                                       SIX MONTHS ENDED
                                                                  --------------------------
                                                                     JULY 3,      JULY 4,
                                                                      1999         1998
OPERATING ACTIVITIES:
  Net income                                                         $   645     $   704
  Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                                          281         285
  Provision for doubtful account                                         148         237
  Gain (loss) on sale or write-off of fixed assets                        --          21
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                               (4,362)     (3,803)
    Inventories                                                        2,050      (3,058)
    Other                                                                 11          38
    Accounts payable                                                  (2,173)      3,906
    Accrued expenses                                                      50         162
                                                                     -------     -------

        Net cash used in operating activities                         (3,350)     (1,508)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                             (688)        (48)
  Proceeds from sale of assets                                             1           4
                                                                     -------     -------

        Net cash used in investing activities                           (687)        (44)

FINANCING ACTIVITIES:
  Borrowings under line of credit, net                                 4,488       1,629
  Payments of long-term borrowings                                       (15)        (11)
                                                                     -------     -------

        Net cash provided by financing activities                      4,473       1,618
                                                                     -------     -------

NET CHANGE IN CASH                                                       436          66

CASH, BEGINNING OF PERIOD                                                407         177
                                                                     -------     -------

CASH, END OF PERIOD                                                  $   843     $   243
                                                                     =======     =======

See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED JULY 3, 1999 AND JULY 4, 1998

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

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the six months ended July 3, 1999 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                     July 3,    January 2,
                                                                       1999        1999

Raw materials                                                        $   850     $   952
Work-in-process                                                          678         476
Finished goods                                                        21,822      23,745
Reserves                                                              (1,734)     (1,508)
                                                                     -------     -------

                                                                     $21,616     $23,665
                                                                     =======     =======

3.   LONG-TERM DEBT

     The Company maintains a credit facility with a bank. At July 3, 1999 the credit facility, as amended, (i) provides for maximum borrowings of $16 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and (iii) bears interest for 1999 at the prime rate plus .25% (subject to repricing annually thereafter). The facility is secured by substantially all the Company's assets. As of July 3, 1999, the Company had borrowings totaling approximately $14.0 million outstanding under the credit facility and availability to borrow $1.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.


                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                ------------------   ------------------
                                                JULY 3,    JULY 4,   JULY 3,    JULY 4,
                                                  1999      1998      1999       1998

Net sales                                        100.00%    100.0%    100.0%    100.0%
Cost of goods sold                                 83.9      84.2      83.3      83.5
                                                 ------    ------    ------    ------
Gross profit                                       16.1      15.8      16.7      16.5
Operating expenses                                 12.4      12.1      13.5      13.2
                                                 ------    ------    ------    ------
Operating profit                                    3.7       3.7       3.2       3.3
Other income (expense) primarily interest          (0.9)     (1.5)     (0.9)     (1.6)
                                                 ------    ------    ------    ------
Income before income taxes                          2.8       2.2       2.3       1.7
Provision for income taxes                          1.2        --       0.9        --
                                                 ------    ------    ------    ------
Net income                                          1.6%      2.2%      1.4%      1.7%
                                                 ======    ======    ======    ======


Second Quarter of 1999 Compared to Second Quarter of 1998

     The Company's net sales increased approximately $4.6 million, or 19.9%, to $27.3 million in the second quarter of 1999 from $22.7 million in the second quarter of 1998. The increase in net sales was attributable, in large part, to the continued ramp up of the national sales program. The national sales program focused on the Company employing its own national sales force as opposed to using outside sales representatives.

     The Company's gross profit increased approximately $810,000, or 22.6% to $4.4 million for the second quarter of 1999 from $3.6 million in the second quarter of 1998. The increase in gross profit resulted from the increase in net sales and an increase in gross profit margin on manufactured products. As a percentage of net sales, gross profit increased to 16.1% in the second quarter of 1999 from 15.8% in the second quarter of 1998 due to the increase in gross profit margin on manufactured products.

     Operating expenses increased approximately $649,000, or 23.7% to $3.4 million in the second quarter of 1999 from $2.7 million in the second quarter of 1998. The increase in operating expenses was due primarily to increased selling costs associated with the national sales program, increased distribution costs relating to the installation of new warehousing systems, and to costs associated with the purchase of a new computer system which includes training, data conversion costs and other non-capitalizable costs. As a percentage of net sales, operating expenses increased to 12.4% in the second quarter of 1999 from 12.1% in the second quarter of 1998.

     As a result of the increase in net sales and gross profit, operating profit increased approximately $161,000, or 18.9%, to $1.0 million in the second quarter of 1999 from $848,000 in the second quarter of 1998. As a percentage of net sales, operating profit remained constant at 3.7% in the second quarter of 1999.

     Other income (expense), which consists principally of interest expense, decreased approximately $94,000, or 27.6%, to $(247,000) in the second quarter of 1999 from $(341,000) in the second quarter of 1998. The decrease was primarily due to lower interest rates, which more than offset increased borrowings. Other income (expense) as a percentage of net sales decreased to (0.9)% in the second quarter of 1999, from (1.5)% in the second quarter of 1998.

     As a result, income before income taxes increased approximately $255,000, or 50.3% to $762,000 in the second quarter of 1999 from $507,000 in the second quarter of 1998. Income before income taxes as a percentage of net sales increased to 2.8% in 1999 from 2.2% in 1998.

     The Company recorded an income tax provision of $313,000 in the second quarter of 1999. In 1998, only a small income tax provision of $7,000 was recorded due to the use of previously reserved net operating loss carryforwards to offset most of the 1998 taxable income.

     As a result of the increased income tax provision, net income decreased $51,000, or 10.2%, to $449,000 in the second quarter of 1999 from $500,000 in the second quarter of 1998. As a percentage of net sales, net income decreased to 1.6% in the second quarter of 1999 from 2.2% in the second quarter of 1998.

First Six Months of 1999 Compared to First Six Months of 1998

     The Company's net sales increased approximately $7.3 million, or 18.1%, to $ 47.7 million in the first six months of 1999 from $40.4 million in the first six months of 1998. The increase in net sales was attributable, in large part, to the continued ramp up of the national sales program. The national sales program focused on the Company employing its own national sales force as opposed to using outside sales representatives.

     The Company's gross profit increased approximately $1.3 million, or 19.5%, to $8.0 million for the first six months of 1999 from $6.7 million in the first six months of 1998. As a percentage of net sales, gross profit increased to 16.7% in the first six months of 1999 from 16.5% in the first six months of 1998. The increase in gross profit is attributable to the increase in net sales and the increase in gross profit margins. The increase in gross profit margin is primarily due to an increase in manufactured product gross profit margins.

     Operating expenses increased approximately $1.1 million, or 20.2%, to $6.4 million in the first six months of 1999 from $5.3 million in the first six months of 1998. The increase in operating expenses is due primarily to increased selling costs associated with the national sales program, increased distribution costs relating to the installation of new warehousing systems, and to costs associated with the purchase of a new computer system which includes training, data conversion costs and other non-capitalizable costs. As a percentage of net sales, operating expenses increased to 13.5% in the first six months of 1999 from 13.2% in the first six months of 1998.

     As a result of the increase in sales and gross profit, operating profit increased approximately $226,000, or 16.8%, to approximately $1.6 million in the first six months of 1999 from $1.3 million in the first six months of 1998. As a percentage of net sales, operating profit decreased slightly to 3.2% in the first six months of 1999 from 3.3% in the first six months of 1998.

     Other income (expense), which consists principally of interest expense, decreased approximately $150,000, or 23.5%, to $(483,000) in the first six months of 1999 from $(633,000) in the first six months of 1998, primarily due to lower interest rates, which more than offset increased borrowings. Other income (expense) as a percentage of net sales decreased to (0.9)% in the first six months of 1999 from (1.6)% in the first six months of 1998.

     As a result of the above factors, income before income taxes increased approximately $376,000, or 52.9% to $1.1 million in the first six months of 1999 compared to $711,000 in the first six months of 1998. Income before income taxes as a percentage of net sales increased to 2.3% in the first six months of 1999 from 1.7% in the first six months of 1998.

     The Company recorded an income tax provision of $442,000 in the first six months of 1999. In the first six months of 1998, only a small income tax provision of $7,000 was recorded due to the use of previously reserved net operating loss carryforwards to offset most of the 1998 taxable income.

     As a result of the increased income tax provision, net income decreased $59,000, or 8.4%, to $645,000 in the first six months of 1999 from $704,000 in the first six months of 1998. As a percentage of net sales, net income decreased to 1.4% in the first six months of 1999 from 1.7% in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was approximately $3.4 million for the first six months of 1999 compared to net cash used in operations of $1.5 million in the first six months of 1998. The increase in net cash used in operations in the first six months of 1999 was primarily the result of increased accounts receivable balances.

     The Company maintains a credit facility with a bank. At July 3, 1999 the credit facility, as amended, (i) provides for maximum borrowings of $16 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and (iii) bears interest for 1999 at the prime rate plus .25% (subject to repricing annually thereafter). The facility is secured by substantially all the Company's assets. As of July 22, 1999, the Company had borrowings totaling $13.2 million outstanding under the credit facility and availability to borrow $2.4 million.

     The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs in fiscal 1999. However, if there is a significant reduction of internally generated funds or the Company is unable to meet the financial covenants contained in the credit facility, as amended, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

YEAR 2000 READINESS

     The Company's year 2000 state of readiness has been divided into three areas: (1) the distribution division's information technology system, (2) the manufacturing division's information technology system and (3) other items which include non-information technology systems.

The Company's distribution division (which accounted for approximately 80% of the sales volume in 1998) utilizes a distribution package known as VICS (Vertically Integrated Computer Systems) that runs on an IBM RS6000 computer. The distribution division's package is year 2000 compliant according to certifications by both IBM and the VICS software vendor. The Company conducted basic tests of its own to assure itself that mission critical features are in fact year 2000 compliant.

     The Company's manufacturing division (which accounted for approximately 20% of the sales volume in 1998) utilizes a manufacturing software package known as AIC (Applied Intelligence Corporation) that runs on a Wang computer. The AIC software is not year 2000 compliant on the Wang computer. The Company is purchasing a new manufacturing software package, which is year 2000 compliant according to a certification by the software vendor. The new manufacturing software package will operate on a new IBM AS400. A separate certification for the AS400 was obtained from IBM. The cost of the new system is approximately $450,000, which includes the Company's commitment of internal resources. As of July 3, 1999, the Company had incurred approximately $382,000 of the $450,000 cost. The Company converted to the new manufacturing system on July 12, 1999. However there are still a substantial number of custom software enhancements to be added.

     Other items which include non-information technology systems are being tested and upgraded as needed. Included in the non-information technology systems are the Company's personal computers and applications, telephone systems, manufacturing equipment, security systems, and other non-crucial items.

     The Company has a substantial amount of personal computers and software applications. Many of the personal computers were replaced as part of the manufacturing division's new computer system. In order to make the other personal computers and software applications year 2000 compliant, the Company has installed a new network communication package which has tied most of the Company's personal computers and software applications together. The Company will upgrade all non-compliant personal computers and install the latest versions of year 2000 compliant applications throughout the network. Specialized applications not used Company wide will be upgraded as necessary. The estimated cost of the network was approximately $101,000 and is substantially completed.

     The Company has received certification that its primary telephone systems are year 2000 compliant, with the exception of the voice mail and call accounting applications for two of the manufacturing division locations. The Company plans to upgrade the voice mail and call accounting applications of the manufacturing division. New personal computers and software packages have been ordered for the call accounting packages at a cost of less than $6,000. The Company is still reviewing options for the voice mail systems.

     The manufacturing division utilizes a computerized Lectra Systems(R) marking and grading system which is crucial to the manufacturing operations. The current version of Lectra Systems(R) is not year 2000 compliant. Lectra Systems(R) has now completed a year 2000 upgrade package and expects to have it out to its customers in the third quarter of 1999. Since the Company has a maintenance agreement with Lectra Systems(R), there will be no charge for the upgrade. No contingency plan has been established in the event that Lectra Systems(R) does not complete the year 2000 compliant upgrade. However, Lectra Systems(R) does have current versions of the software that are year 2000 compliant. The Company will monitor the progress of the year 2000 upgrade and make a decision to convert to a new system if necessary.

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

     The Company has issued certification requests to all major vendors and customers as well as to its primary bank seeking assurance that they will be year 2000 compliant. The Company is evaluating the responses received from vendors and customers and continues to monitor the progress of these third parties in becoming year 2000 compliant. At this time the Company has no contingency plans to address problems if third parties are not compliant.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters for Vote of Security Holders

On May 11, 1999, the Company held its 1999 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors until the next annual meeting of shareholders and until their successors are elected and have qualified: Isador E. Mitzner, J. David Keller, Kenneth L. Bernhardt and Irwin Lowenstein. The number of votes cast for each director and the number of shares withholding authority to vote in favor is set forth below with respect to each division:

                                          For         Withheld
                                       ---------      --------
Isador E. Mitzner                      3,652,546        4,838
J. David Keller                        3,653,146        4,238
Kenneth Bernhardt                      3,653,146        4,238
Irwin Lowenstein                       3,645,646       11,738

Item 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits.

                          27  Financial Data Schedule (for S.E.C. use only).

                  (b)     Reports on Form 8-K.

                          No report on Form 8-K was filed during the quarter ended July 3, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 L.A. T SPORTSWEAR, INC.



Dated:   August 4, 1999          By:   /s/ Isador E. Mitzner
                                       ----------------------------------------
                                       Isador E. Mitzner, Chairman
                                       and Chief Executive Officer



Dated:   August 4, 1999          By:   /s/ John F. Hankinson
                                       ----------------------------------------
                                       John F. Hankinson
                                       Chief Financial Officer