Form 10-Q
period 1999-10-02
LA T SPORTSWEAR INC /
filed 1999-11-10
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
     October 2, 1999                                           0-23234


                             L.A. T SPORTSWEAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Georgia                                              58-1724902
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1200 Airport Drive, Ball Ground, Georgia                          30107
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:    (770) 479-1877
--------------------------------------------------------------------------------

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

                  Yes        [X]                       No       [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, without par value                         4,202,501 shares
-------------------------------                 -------------------------------
             Class                              Outstanding at November 8, 1999

PART I.  FINANCIAL INFORMATION
Item 1: Financial Statements
L.A. T SPORTSWEAR, INC.

BALANCE SHEETS
(In thousands except share data)
--------------------------------------------------------------------------------



                                              OCTOBER 2,    JANUARY 2,
ASSETS                                          1999           1999
                                            (UNAUDITED)

CURRENT ASSETS:
  Cash                                        $  1,032       $    407
  Accounts receivable, net                      11,030          6,115
  Inventories                                   23,894         23,665
  Other current assets                             358            919
                                              --------       --------

     Total current assets                       36,314         31,106

PROPERTY, PLANT AND EQUIPMENT - Net              3,922          3,201

OTHER ASSETS                                       133            156
                                              --------       --------
                                              $ 40,369       $ 34,463
                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $ 10,997       $ 11,647
  Current portion of long-term debt                159             30
  Accrued expenses                                 713            809
                                              --------       --------
    Total current liabilities                   11,869         12,486

LONG-TERM DEBT                                  15,826         10,162

OTHER LONG TERM LIABILITIES                        123            371

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued
  Common Stock, no par value; 25,000,000
    shares authorized; 4,200,001 shares
    issued and outstanding                      10,825         10,825
  Paid in capital                                3,304          3,304

  Accumulated deficit                           (1,578)        (2,685)
                                              --------       --------
  Total stockholders' equity                    12,551         11,444
                                              --------       --------
                                              $ 40,369       $ 34,463
                                              ========       ========


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------




                                         Three Months Ended            Nine Months Ended
                                     -------------------------------------------------------
                                     October 2,     October 3,     October 2,     October 3,
                                        1999           1998           1999           1998
                                     (13 weeks)     (13 weeks)     (39 weeks)     (40 weeks)

NET SALES                             $ 25,988       $ 22,856       $ 73,720       $ 63,270
COST OF GOODS SOLD                      21,968         19,261         61,710         52,989
                                      --------       --------       --------       --------
     Gross Profit                        4,020          3,595         12,010         10,281
OPERATING EXPENSES                       3,150          2,750          9,571          8,092
                                      --------       --------       --------       --------
OPERATING PROFIT                           870            845          2,439          2,189
OTHER INCOME (EXPENSE) PRIMARILY
INTEREST                                  (247)          (302)          (730)          (935)
                                      --------       --------       --------       --------
INCOME BEFORE INCOME TAXES                 623            543          1,709          1,254
PROVISION FOR INCOME TAXES                 161             62            602             69
                                      --------       --------       --------       --------
NET INCOME                            $    462       $    481       $  1,107       $  1,185
                                      ========       ========       ========       ========
BASIC NET INCOME PER SHARE            $   0.11       $   0.11       $   0.26       $   0.28
DILUTED NET INCOME PER SHARE          $   0.11       $   0.11       $   0.26       $   0.28
BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                              4,200          4,200          4,200          4,200
WEIGHTED AVERAGE SHARES
OUTSTANDING ASSUMING DILUTION            4,275          4,228          4,288          4,207


See notes to unaudited financial statements.

L.A. T SPORTSWEAR, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------




                                                                   NINE MONTHS ENDED
                                                                ------------------------
                                                                OCTOBER 2,    OCTOBER 3,
                                                                  1999           1998
OPERATING ACTIVITIES:
  Net income                                                     $ 1,107       $ 1,185
  Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                                      430           406
  Provision for doubtful account                                     156             0
  Gain on sale of fixed assets                                         0            43
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                           (5,071)       (2,892)
    Inventories                                                     (229)       (2,413)
    Accounts payable                                                (650)        4,411
    Accrued expenses                                                 (96)          238
    Other                                                            303             7
                                                                 -------       -------

        Net cash (used in) provided by operating activities       (4,050)          985

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                       (1,120)          (61)
  Proceeds from sale of assets                                         1            23
                                                                 -------       -------

        Net cash used in investing activities                     (1,119)          (38)

FINANCING ACTIVITIES:
  Borrowings under line of credit, net                             5,411          (478)
  Payments of long-term borrowings                                   (34)          (17)
  Proceeds from long term borrowings                                 417             0
                                                                 -------       -------

        Net cash provided by (used in) financing activities        5,794          (495)
                                                                 -------       -------

NET CHANGE IN CASH                                                   625           452

CASH, BEGINNING OF PERIOD                                            407           177
                                                                 -------       -------

CASH, END OF PERIOD                                              $ 1,032       $   629
                                                                 =======       =======



SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

L.A. T SPORTSWEAR, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

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

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the nine months ended October 2, 1999 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                     October 2,     January 2,
                       1999            1999

Raw materials        $    949       $    952
Work-in-process           742            476
Finished goods         24,091         23,745
Reserves               (1,888)        (1,508)
                     --------       --------
                     $ 23,894       $ 23,665
                     ========       ========

3.   LONG-TERM DEBT

     The Company maintains a credit facility with a bank. At October 2, 1999 the credit facility, as amended, (i) provides for maximum borrowings of $17 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and (iii) bears interest for 1999 at the prime rate plus .25% (subject to repricing annually thereafter). The facility is secured by substantially all the Company's assets. As of October 2, 1999, the Company had borrowings totaling approximately $14.5 million outstanding under the credit facility and availability to borrow $2.4 million.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued in June 1998. Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", was issued in June 1999, deferring the effective date of FAS 133 from June 15, 1999 to June 15, 2000 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the effect of this standard on its financial statements. However, at this time the Company does not expect FAS 133 to have a material effect on its financial position, results of operations, cash flows or financial statement disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.


                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                              -----------------------  -----------------------
                                              OCTOBER 2,   OCTOBER 3,  OCTOBER 2,   OCTOBER 3,
                                                 1999        1998        1999         1998

Net sales                                        100.0%      100.0%      100.0%      100.0%
Cost of goods sold                                84.5        84.3        83.7        83.8
                                                 -----       -----       -----       -----
Gross profit                                      15.5        15.7        16.3        16.2
Operating expenses                                12.1        12.0        13.0        12.8
                                                 -----       -----       -----       -----
Operating profit                                   3.4         3.7         3.3         3.4
Other income (expense) primarily interest         (1.0)       (1.3)       (1.0)       (1.4)
                                                 -----       -----       -----       -----
Income before income taxes                         2.4         2.4         2.3         2.0
Provision for income taxes                         0.6         0.3         0.8         0.1
                                                 -----       -----       -----       -----
Net income                                         1.8%        2.1%        1.5%        1.9%
                                                 =====       =====       =====       =====


Third Quarter of 1999 Compared to Third Quarter of 1998

     The Company's net sales increased approximately $3.1 million, or 13.7%, to $26.0 million in the third quarter of 1999 from $22.9 million in the third quarter of 1998. The increase in net sales was attributable, in large part, to the continued positive effect of the national sales program, which focuses on the Company employing its own national sales force as opposed to using outside sales representatives.

     The Company's gross profit increased approximately $425,000, or 11.8% to $4.0 million for the third quarter of 1999 from $3.6 million in the third quarter of 1998. The increase in gross profit resulted from the increase in net sales and an increase in gross profit margin on manufactured products. However, as a percentage of net sales, gross profit decreased to 15.5% in the third quarter of 1999 from 15.7% in the third quarter of 1998 due to a greater increase in distribution product sales, which have a lower gross margin than manufactured product sales.

     Operating expenses increased approximately $400,000, or 14.5% to $3.2 million in the third quarter of 1999 from $2.8 million in the third quarter of 1998. The increase in operating expenses was due primarily to increased selling costs associated with the national sales program, increased distribution costs, and to costs associated with the purchase of a new computer system which includes training, data conversion costs and other non-capitalized costs. As a percentage of net sales, operating expenses increased to 12.1% in the third quarter of 1999 from 12.0% in the third quarter of 1998.

     As a result of the increase in net sales and gross profit, operating profit increased approximately $25,000, or 3.0%, to $870,000 in the third quarter of 1999 from $845,000 in the third quarter of 1998. As a percentage of net sales, operating profit decreased to 3.4% in the third quarter of 1999 from 3.7% in the third quarter of 1998.

     Other income (expense), which consists principally of interest expense, decreased approximately $55,000, or 18.2%, to $(247,000) in the third quarter of 1999 from $(302,000) in the third quarter of 1998. The decrease was primarily due to lower interest rates under the Company's credit facility, which more than offset increased borrowings. Other income (expense) as a percentage of net sales decreased to (1.0)% in the third quarter of 1999, from (1.3)% in the third quarter of 1998.

     As a result, income before income taxes increased approximately $80,000, or 14.7% to $623,000 in the third quarter of 1999 from $543,000 in the third quarter of 1998. Income before income taxes as a percentage of net sales remained constant at 2.4%.

     The Company recorded an income tax provision of $161,000 in the third quarter of 1999. In 1998, only a small income tax provision of $62,000 was recorded due to the use of net operating loss carryforwards to offset most of the 1998 taxable income.

     As a result of the increased income tax provision, net income decreased $19,000, or 4.0%, to $462,000 in the third quarter of 1999 from $481,000 in the third quarter of 1998. As a percentage of net sales, net income decreased to 1.8% in the third quarter of 1999 from 2.1% in the third quarter of 1998.

First Nine Months of 1999 Compared to First Nine Months of 1998

     The Company's net sales increased approximately $10.4 million, or 16.5%, to $73.7 million in the first nine months of 1999 from $63.3 million in the first nine months of 1998. The increase in net sales was attributable, in large part, to the continued positive effect of the national sales program, which focuses on the Company employing its own national sales force as opposed to using outside sales representatives.

     The Company's gross profit increased approximately $1.7 million, or 16.8%, to $12.0 million for the first nine months of 1999 from $10.3 million in the first nine months of 1998. As a percentage of net sales, gross profit increased to 16.3% in the first nine months of 1999 from 16.2% in the first nine months of 1998. The increase in gross profit is attributable to the increase in net sales and an increase in gross profit margins on manufactured products.

     Operating expenses increased approximately $1.5 million, or 18.3%, to $9.6 million in the first nine months of 1999 from $8.1 million in the first nine months of 1998. The increase in operating expenses is due primarily to increased selling costs associated with the national sales program, increased distribution costs, and to costs associated with the purchase of a new computer system which includes training, data conversion costs and other non-capitalized costs. As a percentage of net sales, operating expenses increased to 13.0% in the first nine months of 1999 from 12.8% in the first nine months of 1998.

     As a result of the increase in net sales and gross profit, operating profit increased approximately $250,000, or 11.4%, to approximately $2.4 million in the first nine months of 1999 from $2.2 million in the first nine months of 1998. As a percentage of net sales, operating profit decreased slightly to 3.3% in the first nine months of 1999 from 3.4% in the first nine months of 1998.

     Other income (expense), which consists principally of interest expense, decreased approximately $205,000, or 21.9%, to $(730,000) in the first nine months of 1999 from $(935,000) in the first nine months of 1998, primarily due to lower interest rates under the Company's credit facility, which more than offset increased borrowings. Other income (expense) as a percentage of net sales decreased to (1.0)% in the first nine months of 1999 from (1.4)% in the first nine months of 1998.

     As a result of the above factors, income before income taxes increased approximately $455,000, or 36.3% to $1.7 million in the first nine months of 1999 compared to $1.3 million in the first nine months of 1998. Income before income taxes as a percentage of net sales increased to 2.3% in the first nine months of 1999 from 2.0% in the first nine months of 1998.

     The Company recorded an income tax provision of $602,000 in the first nine months of 1999. In the first nine months of 1998, only a small income tax provision of $69,000 was recorded due to the use of net operating loss carryforwards to offset most of the 1998 taxable income.

     As a result of the increased income tax provision, net income decreased $78,000 or 6.6%, to $1.1 million in the first nine months of 1999 from $1.2 million in the first nine months of 1998. As a percentage of net sales, net income decreased to 1.5% in the first nine months of 1999 from 1.9% in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was approximately $4.1 million for the first nine months of 1999 compared to net cash provided by operations of $985,000 in the first nine months of 1998. Net cash used in operations in the first nine months of 1999 was primarily the result of increased accounts receivable balances.

     The Company maintains a credit facility with a bank. At October 2, 1999 the credit facility, as amended, (i) provides for maximum borrowings of $17 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and (iii) bears interest for 1999 at the prime rate plus .25% (subject to repricing annually thereafter). The facility is secured by substantially all the Company's assets. As of November 8, 1999, the Company had borrowings totaling $12.3 million outstanding under the credit facility and availability to borrow $4.6 million.

     The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs for the next twelve months. However, if there is a significant reduction of internally generated funds or the Company is unable to meet the financial covenants contained in the credit facility, as amended, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

YEAR 2000 READINESS

     The Company's year 2000 state of readiness has been divided into three areas: (1) the distribution division's information technology system, (2) the manufacturing division's information technology system and (3) other items which include non-information technology systems.

The Company's distribution division (which accounted for approximately 80% of the Company's sales volume in 1998) utilizes a distribution package known as VICS (Vertically Integrated Computer Systems) that runs on an IBM RS6000 computer. The distribution division's package is year 2000 compliant according to certifications by both IBM and the VICS software vendor. The Company conducted basic tests of its own to assure itself that mission critical features are in fact year 2000 compliant.

     The Company's manufacturing division (which accounted for approximately 20% of the Company's sales volume in 1998) converted to a year 2000 compliant manufacturing software package known as AIC (Applied Intelligence Corporation) that runs on an IBM AS400 computer in July 1999. The cost of the new system was approximately $450,000, which includes the Company's commitment of internal resources.

     Other items which include non-information technology systems are being tested and upgraded as needed. Included in the non-information technology systems are the Company's personal computers and applications, telephone systems, manufacturing equipment, security systems, and other non-crucial items.

The Company has a substantial amount of personal computers and software applications. Many of the personal computers were replaced as part of the manufacturing division's new computer system. In order to make the other personal computers and software applications year 2000 compliant, the Company has installed a new network communication package which has tied most of the Company's personal computers and software applications together. The Company will upgrade all non-compliant personal computers and install the latest versions of year 2000 compliant applications throughout the network. Specialized applications not used Company wide will be upgraded as necessary. The cost of the network was approximately $101,000 and the project is completed.

     The Company has received certification that its primary telephone systems are year 2000 compliant, with the exception of the voice mail and call accounting applications for two of the manufacturing division locations. The Company does not plan to upgrade the call accounting applications, and is still reviewing options for the voice mail systems.

     The manufacturing division utilizes a computerized Lectra Systems(R) marking and grading system which is crucial to the manufacturing operations. Lectra Systems(R) completed a year 2000 upgrade during the second quarter of 1999 and the Company installed the upgrade during the third quarter of 1999 and believes that this system is now year 2000 compliant.

     Other non-information technology systems such as security systems, copiers and other non-essential items are being assessed for year 2000 compliance. The Company is contacting vendors of these items either by mail or through internet access to determine their compliance status. No time frame or estimated cost has been established to bring these non-essential items year 2000 compliant.

     The costs of major year 2000 projects have been included in the current operating budget. The majority of the costs have been capitalized with the exception of software data conversion costs and training costs. The funds to finance these projects have come from the Company's cash flows from operations and line of credit.

     The Company has issued certification requests to all major vendors and customers as well as to its primary bank seeking assurance that they will be year 2000 compliant. The Company is evaluating the responses received from vendors and customers and continues to monitor the progress of these third parties in becoming year 2000 compliant. At this time the Company has no contingency plans to address problems if third parties are not compliant or if any of the Company's systems ultimately prove not to be compliant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     No response is required to this item.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits. The following exhibits are filed with this report:

                  Exhibit
                  Number         Description of Exhibit
                  -------        ----------------------
                  10.28.1   -    Lease Extension, dated June 21, 1999, between
                                 the Company and Sunbeam Properties, Inc.

                  10.32.1   -    Second Amendment to Lease Agreement, dated July 15, 1999, between the Company and 1998 Augustus Partners, L.P. (formally John W. Rooker)

                  10.40.5   -    Fourth Amendment to Loan and Security
                                 Agreement, dated April 20, 1999, by and between
                                 the Company and Mellon Bank, N.A.

                  10.40.6   -    Fifth Amendment to Loan and Security
                                 Agreement, dated July 28, 1999, by and between
                                 the Company and Mellon Bank, N.A.

                  27        -    Financial Data Schedule (for SEC use only).

                  (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended October 2, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               L.A. T SPORTSWEAR, INC.



Dated:   November 9, 1999                      By:   /s/ Isador E. Mitzner
                                                     ---------------------------
                                                     Isador E. Mitzner, Chairman
                                                     and Chief Executive Officer



Dated:   November 9, 1999                      By:   /s/ John F. Hankinson
                                                     --------------------------
                                                     John F. Hankinson
                                                     Chief Financial Officer