Form 10-K
period 2000-01-01
FULL LINE DISTRIBUTORS INC
filed 2000-03-29
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-K

                                   ---------

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended January 1, 2000
                   -----------------------------------------

                          Commission File No. 0-23234

                          FULL LINE DISTRIBUTORS, INC.
                       (formerly L.A. T Sportswear, Inc.)

                             A Georgia Corporation
                  (IRS Employer Identification No. 58-1724902)
                               1200 Airport Drive
                           Ball Ground, Georgia 30107
                                 (770) 479-1877

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                        Common Stock, without par value
                        -------------------------------

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                                      None
                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (1,053,152 shares) on March 1, 2000 was $1,514,433. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock, without par value, as of March 1, 2000: 4,206,251 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2000 are incorporated by reference into Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I,
Item 1.

                                     PART I

ITEM 1.  BUSINESS.

         Full Line Distributors, Inc. (the "Company"), which changed its name from L.A. T Sportswear, Inc. on March 1, 2000, is a national distributor and manufacturer of quality imprintable and decorable knitted sportswear. Through its distribution operations, the Company is a national distributor of undecorated garments for the imprinted sportswear industry, carrying a broad product line, including basic t-shirts and sweatshirts, golf shirts, baseball and golf caps, jackets, athletic jerseys and shorts, bags and aprons. The Company carries the products and brands of nationally recognized manufacturers, including Fruit of the Loom(R), Hanes(R), Jerzees(R) and Jonathan Corey(R), as well as its own line of manufactured apparel. The Company targets the small independent imprinter and decorator and seeks to provide that customer with a broad product line, carried in-depth at multiple locations to ensure that the customer's order is filled and received on a "just in time" basis. In addition, in 1999 approximately 17% (20% in 1998 and 1997) of the Company's revenues were sales of self-manufactured products. The Company designs and manufactures decorable sportswear, primarily for the infant and toddler, youth, ladies and corporate markets. The Company's manufactured products include basic t-shirts, sweatshirts and one-piece rompers in infant and toddler wear, under the Rabbit Skins(R) brand; cover-ups, tank tops, shorts and fashion coordinates, under the L.A.T Sportswear(R) and L.A.T For Kids(R) brands; and golf shirts, dress shirts and denim shirts under the Woodbridge(TM) brand.

OPERATIONS

         The Company is a national distributor of decorable sportswear and accessories. The imprinted sportswear industry is highly fragmented and includes a wide variety of businesses such as screen printers, embroiderers, advertising specialty companies, crafters and sporting goods and uniform companies. The majority of the Company's distribution customers are small, independent companies that lack the capitalization and space requirements to warehouse their product needs, instead relying on distributors such as the Company to supply their products. The Company believes that for these customers, breadth of product line, immediate availability of product and superior customer service are as important as price. For these reasons, the Company's distribution operations are geared to breadth of product line, depth of inventory and prompt order filling, as well as competitive pricing. The Company carries a wide variety of specialty products from bags and aprons to golf shirts in over 300 colors and sizes ranging from extra-small to five-extra large.

  Products

         The Company's distribution philosophy is to provide its customers a broad selection of imprintable sportswear, carried in depth in inventory, and available to the customer within the most responsive time.

         At January 1, 2000, the Company's inventory included approximately 357 styles of products from 16 garment and accessories manufacturers. This inventory included approximately 8,175 individual items (SKUs) including all color and size variations. The Company's primary suppliers are Fruit of the Loom(R), Hanes(R) and Jerzees(R) (t-shirts and sweatshirts), Print-Ons(R) and Jonathan Corey(R) (golf shirts and sports shirts), Auburn Sportswear(R) (athletic jackets), Yupoong(R) (baseball and golf caps), Rabbit Skins(R)
(infant and toddler wear), L.A. T For Kids(R) and L.A.T Sportswear(R) (youth and adult sportswear), and Woodbridge(TM) (corporate apparel). Product offerings are reviewed annually in connection with the preparation of the Company's catalog, new and expanded lines are routinely added and slow moving or discontinued products are deleted.

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

         The Company also has an on-line real time business to business internet site at www.FullLine.com where customers can place orders, check inventory availability, review current and previous orders, and track UPS shipments twenty-four hours a day, seven days a week.

  Customers and Customer Service

         The Company's customers are predominantly small independent imprinters, embroiderers, advertising specialty companies, crafters and sporting goods and uniform companies which purchase their requirements on an as needed basis for immediate delivery. At January 1, 2000, the Company had an active customer list of over 26,000 customers (customers who had placed an order within the preceding year). In 1999, the largest customer accounted for less than 2% of the Company's $94.7 million in sales and the Company's ten largest customers accounted for less than 7% of sales. By contrast, approximately 83% of sales were to customers who purchased less than $100,000 worth of merchandise during the year. All credit decisions are handled by the Company's centralized credit staff at its Atlanta facility. For 1999, the Company experienced credit losses of 0.5% of sales.

         The Company has a centralized customer service department located in Atlanta. Customer service lines are answered Monday through Friday from 8:00 a.m. to 9:00 p.m., Eastern Time. The distribution centers offer same day shipping on all orders placed before 4:00 p.m. local time, and 24-hour shipping on all other orders.

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

         The Company also has an in-house and an outside sales staff to sell to major screen printers, embroiderers, advertising-specialty and uniform customers in the imprintable sportswear industry.

  Marketing and Advertising

         The Company primarily markets its products through its catalog, trade shows, major trade magazines, direct mail flyers, mass facsimiles and its in-house and outside sales force. The Company produces and distributes approximately 320,000 catalogs annually. The advertisements and flyers are designed to educate the customer about the Company's business by highlighting its multiple locations, extended operating hours, excellent service and product availability.

         The Company exhibited at eight, industry trade shows in 1999. The participation in these trade shows provides the Company with opportunities to display its collection of imprintable apparel and solicit new customers.

   Manufacturing Operations

         The Company designs and manufactures its own lines of imprintable and decorable sportswear for the infant and toddler, youth, ladies and corporate markets for sale to mass merchants and specialty retailers and private label garments for selected distributors, screen printers and retailers. The Company manufactures product for market niches in the imprinted sportswear industry where it has a competitive advantage by virtue of its ability to manufacture on a shorter product run basis than fully integrated mills, and where innovative product design or fabric introductions can differentiate it from its competitors.

         Under its Rabbit Skins(R) label, the Company produces a full line of activewear for infants and toddlers, including basic t-shirts and sweatshirts, one-piece rompers, dresses and fashion coordinates. The Company's 2000 Rabbit Skins (R) line consists of approximately 53 styles and 745 SKUs including all color and size variations. Rabbit Skins(R) infant and toddler wear was the first product line developed by the Company and the Company believes it is a major manufacturer in this category of imprintable garments.

         The Company produces a line of imprintable youth garments under the label L.A.T For Kids(R) (ages five to ten years) with product offerings such as basic t-shirts, dresses, fashion coordinates and shorts. For 2000, the youth line consists of approximately 12 styles and 151 SKUs including all color and size variations.

         The Company designs and manufactures a line of adult activewear under the label L.A.T Sportswear(R). Offerings in this line consist of shorts, fashion t-shirts and tops, and cover-ups. The adult line consists of approximately 42 styles and 367 SKUs. The L.A.T Sportswear(R) line tends to be more upscale and fashion oriented, avoiding the commodity-type garment offerings. Although all L.A.T Sportswear(R) garments are sold as separates, the Company makes available many products in the line as top/bottom coordinates.

         The Company also produces a line of corporate apparel under the label Woodbridge(TM). The Woodbridge(TM) line consists of 11 styles and 251 SKUs that includes golf shirts, dress shirts and denim shirts.

         Product development and new product design are the primary responsibility of the Company's merchandising department, with new product ideas and proposals subject to review by the Company's marketing personnel and executive officers at regularly scheduled meetings. The Company considers itself an innovator in new product style development.

         A majority of the Company's products are manufactured in three facilities in Georgia. Management believes that the manufacturing of its products domestically permits it to have greater control over production, enhances the quality of the finished product and facilitates greater responsiveness to its customers' needs. Management also believes that the Company's ability to accommodate orders in varying quantities while controlling production costs and maintaining consistent quality provides it with a competitive advantage. Other products are sewn by off-shore contractors or imported as finished garments.

  Raw Materials and Supplies

         The primary raw materials used in the Company's manufacturing operations are cotton and synthetic yarns which are purchased on a contractual basis (usually 12 months in advance) from a small number of suppliers. The Company also contracts for the conversion of its yarn to finished fabric, primarily through a single knitting source and two contract finishing houses. Approximately 10% of the Company's total fabric needs is purchased from a small number of outside sources. The Company currently utilizes limited supply sources on the theory that the loyalty and commitment generated by the long-standing business relationship between supplier and customer outweigh the risk inherent in dependency on limited sources of supply. At the same time, the Company believes that alternative sources of supply, both for raw materials and conversion services, are readily available at competitive prices and its reliance on limited supply sources causes no significant risk to the business.

  Backlog

         As of January 1, 2000 and January 2, 1999, the Company had a backlog of orders believed to be firm of approximately $1,682,676 and $1,125,584, respectively, for products to be delivered during the following fiscal year.

  Competition

         Competition in the screen print garment distribution business is intense and is based primarily on product line quality, availability and prompt delivery of products, price, level of customer support and the ability to offer a wide selection of products. Some of the Company's competitors have substantially greater financial resources and larger staffs. Principal competitors include national distributors such as Alpha Shirts, Broder Brothers and Staton Wholesale.

         In some cases, the Company also competes with manufacturers that sell directly to screen printers, sometimes at prices below those charged by the Company for similar products. Most manufacturers, however, limit their direct sales only to large resellers because of the costs associated with dealing with a large number of small volume customers.

         The imprinted sportswear segment of the apparel industry includes several companies that have substantially greater financial resources and manufacturing capabilities than the Company. The Company believes that the primary competition for its manufactured products comes from ten to fifteen companies in the infant, toddler, youth and adult fashion markets. The Company competes in this aspect of its business primarily based on price, product design, quality and responsiveness to customer service needs.

EMPLOYEES

         At January 1, 2000, the Company employed approximately 438 full time employees, of which 51 were salaried, 241 were paid on an hourly basis and 146 were paid on an incentive piece work basis. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

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

         Isador E. Mitzner                           Chairman of the Board and Chief Executive Officer

         J. David Keller                             President and Secretary

         John F. Hankinson                           Vice President, Chief Financial Officer and Treasurer

         Gina Watson-McElroy                         Executive Vice President-Operations

         ISADOR E. MITZNER, age 47, founded the Company, and has served as its Chairman and Chief Executive Officer since its inception in 1978.

         J. DAVID KELLER, age 52, joined the Company in March 1981 and has served as President of the manufacturing division since 1987. Mr. Keller has served as a director of the Company since 1986, as President of the Company since October 1993, and as Secretary of the Company since March 1994. For three years prior to joining the Company, Mr. Keller worked for Hanes Activewear as a sales representative in the Southeast United States and the Caribbean.

         JOHN F. HANKINSON, age 46, joined the Company in August 1988 and has served as Vice President, Chief Financial Officer and Treasurer since May 1997. Mr. Hankinson served as Accounting Manager of the Manufacturing Division from August 1988 through June 1989, Controller of the Manufacturing Division from July 1989 through December 1995 and Company Controller from January 1996 through May 1997.

         GINA WATSON-MCELROY, age 37, joined the Company in December 1991 and has served as Executive Vice President-Operations since July 1998. Ms. Watson-McElroy served as Merchandising Manager from December 1991 through June 1994, Vice President of Product Development from June 1994 through December 1995, and Vice President of Manufacturing Operations from December 1995 through July 1998.

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

         The Company sells products under various trademarks and trade names used in this Annual Report that are the property of owners other than the Company. The following is a list of such trademarks and tradenames that are used in this Annual Report: Fruit of the Loom(R); Hanes(R); Jerzees(R); Jonathan Corey(R); Print-Ons(R); Auburn Sportswear(R); and Yupoong(R).

ITEM 2.  PROPERTIES.

         The following table presents information as to the real properties and facilities of the Company as of January 1, 2000:


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

Roberta, Georgia............................     Sewing                          22,000         Leased through
                                                                                                January 2003

Atlanta, Georgia............................     Administration and              70,000         Leased through
                                                 Distribution                                   December 2001

Cleveland, Ohio.............................     Distribution                    49,700         Leased through
                                                                                                October 2001

Fullerton, California.......................     Distribution                    43,200         Leased through
                                                                                                November 2003

Houston, Texas..............................     Distribution                    59,000         Leased through
                                                                                                December 2002

Miami, Florida..............................     Distribution                    41,000         Leased through
                                                                                                December 2004

St. Louis, Missouri.........................     Distribution                    44,200         Leased through
                                                                                                March 2003

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is a party or to which its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter ended January 1, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock currently trades on the American Stock Exchange under the symbol FLD. From January 25, 1994 through February 20, 1997, the Common Stock traded on the NASDAQ National Market and from February 21, 1997 through February 7, 2000 on the OTC Bulletin Board under the symbol LATS. The following table sets forth, by fiscal quarter, the high and low bid prices of the Common Stock reported by The Nasdaq Stock Market on the OTC Bulletin Board during the most recent two fiscal years. Quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                              High                 Low
                                             -------             -------
Fiscal Year Ended January 2, 1999
---------------------------------

First Quarter ended April 4, 1998            $   5/8             $  9/16

Second Quarter ended July 4, 1998             1 5/16                9/16

Third Quarter ended October 3, 1998           1  1/8                 7/8

Fourth Quarter ended January 2, 1999          1 5/16                   1


Fiscal Year Ended January 1, 2000
---------------------------------
First Quarter ended April 3, 1999             1 27/32             1 1/16

Second Quarter ended July 3, 1999             1 21/32             1 7/16

Third Quarter ended October 2, 1999           1 17/32             1 3/16

Fourth Quarter ended January 1, 2000          1  7/16             1 3/16

         As of March 1, 2000, the number of shareholders of record of the Company's Common Stock was approximately 52 and the number of beneficial holders of the Company's Common Stock was approximately 298. The Company has not declared or paid any cash dividends on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings, if any, for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, bank and other contractual restrictions and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                    FISCAL YEAR(1)
                                                           1999           1998           1997            1996           1995
                                                         -------        -------         -------         -------       --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

  OPERATIONS STATEMENT DATA:
       Net sales                                         $94,672        $81,874         $72,608         $94,834       $124,897
       Cost of goods sold                                 78,813         68,570          60,732          79,136        104,941
                                                         -------        -------         -------         -------       --------
       Gross profit                                       15,859         13,304          11,876          15,698         19,956
       Operating expenses                                 13,008         10,784          11,038          16,147         21,006
       Restructuring charge(2)                                 -              -               -               -          1,700
                                                         -------        -------         -------         -------       --------
       Operating profit (loss)                             2,851          2,520             838            (449)        (2,750)
       Other income (expense):
           Interest expense                               (1,115)        (1,125)         (1,582)         (2,047)        (2,364)
           Other (expense) income                             35           (110)             19               4           (266)
                                                         -------        -------         -------         -------       --------
       Income (loss) before income tax                     1,771          1,285            (725)         (2,492)        (5,380)
       Benefit (provision) for income taxes(3)               372            (76)            (21)           (172)         1,787
                                                         -------        -------         -------        --------       --------
       Net income (loss)                                 $ 2,143        $ 1,209         $  (746)        $(2,664)       $(3,593)
                                                         =======        =======         =======        ========        =======

       Basic net income (loss) per share                 $  0.51         $ 0.29         $ (0.18)        $ (0.63)       $ (0.86)
       Diluted net income (loss) per share(3)            $  0.50         $ 0.29         $ (0.18)        $ (0.63)       $ (0.86)
       Basic weighted average shares outstanding           4,200          4,200           4,200           4,200          4,200
       Diluted weighted average shares outstanding         4,286          4,214           4,200           4,200          4,200

  BALANCE SHEET DATA (AT END OF YEAR):
        Working capital                                  $25,169        $18,620         $18,282         $25,802         $9,011
        Property, plant and equipment, net                 3,803          3,201           3,749           4,315          5,841
        Total assets                                      36,422         34,463          28,739          36,519         57,032
        Short-term borrowings                                164             30              23              22         30,328
        Long-term debt, net of current portion            15,108         10,162          11,732          18,929            821
        Stockholders' equity                              13,589         11,444          10,235          10,981         13,645

--------

1 Prior to fiscal year 1998, the Company's year-end was the last Saturday in December. Beginning in fiscal year 1998, the Company modified its operating year to end on the Saturday closest to December 31st. Due to this change, fiscal 1998 contained 53 weeks; all other years presented contained 52 weeks.

2 In December 1995, the Company decided to streamline operations by closing certain of its facilities and discontinuing certain product lines during 1996. The Company recorded a charge in the fourth quarter of 1995 of approximately $1,700,000 related to this restructuring.

3 Includes a tax benefit (principally from the reversal of net deferred tax asset's valuation allowance) of approximately $1.1 million ($0.25 per diluted share) for fiscal year 1999.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the components of the Company's statements of operations expressed as a percentage of net sales:


                                                          FISCAL YEAR
                                              -----------------------------------
                                               1999           1998          1997
                                              ------         ------        ------

Net sales                                     100.0%         100.0%        100.0%
Cost of goods sold                             83.3           83.8          83.6
                                              -----          -----         -----

Gross profit                                   16.7           16.2          16.4
Operating expenses                             13.7           13.1          15.2
                                              -----          -----         -----
Operating profit                                3.0            3.1           1.2

Other expense:

     Interest expense                          (1.2)          (1.4)         (2.2)
     Other, net                                   -           (0.1)           -
                                              -----          -----         -----
Income (loss) before income taxes               1.8            1.6          (1.0)
Benefit (provision) for income taxes            0.4           (0.1)           -
                                              -----          -----         -----
Net income (loss)                               2.2%           1.5%         (1.0)%
                                              =====          =====         =====

Comparison of 1999 to 1998

         The Company's net sales increased approximately $12.8 million, or 15.6%, to $94.7 million in 1999 from $81.9 million in 1998. The increase in net sales was primarily attributable to an intensified sales effort and improved product availability.

         The Company's gross profit increased approximately $2.6 million, or 19.2%, to $15.9 million for 1999 from $13.3 million in 1998. The increase in gross profit is attributable to the increase in net sales and to increased gross profit margins. As a percentage of net sales, gross profit margin increased to 16.7% in 1999 from 16.2% in 1998. The increase in gross profit margin is due principally to increased margins on manufactured products and improved purchasing procedures on distribution products.

         Operating expenses increased approximately $2.2 million, or 20.6%, to $13.0 million in 1999 from $10.8 million in 1998. The increase in operating expenses was due primarily to increased selling costs associated with the national sales program, increased distribution costs, and to costs associated with the purchase of a new computer system which includes training, data conversion costs and other non-capitalized costs. As a percentage of net sales, operating expenses increased to 13.7% in 1999 from 13.1% in 1998.

         As a result of the increase in net sales and gross profit, operating profit increased approximately $331,000, or 13.1% to $2.9 million in 1999 from $2.5 million in 1998. As a percentage of net sales, operating profit was 3.0% and 3.1% in 1999 and 1998, respectively.

         Interest expense was $1.1 million in both 1999 and 1998. The Company's borrowing rate with its bank was reduced from prime plus 1% in 1998 to prime plus .25% in 1999. However, the benefit of the reduced rate was offset by increases to the prime rate during 1999 and by increased borrowings under the Company's line of credit.

         As a result, income before income taxes increased approximately $486,000, or 37.8%, to $1.8 million in 1999 from $1.3 million in 1998. Income before income taxes as a percentage of net sales increased to 1.8% in 1999 from 1.6% in 1998.

         In 1999 the Company had an income tax benefit of $372,000 compared to an income tax expense of $76,000 in 1998. The 1999 income tax provision of approximately $700,000 at statutory federal and state rates was favorably affected by a reduction in the deferred tax valuation allowance (and certain other minor offsetting matters) aggregating approximately $1.1 million. As profitable operations have continued through fiscal 1999, the Company (in the fourth quarter of fiscal 1999) reduced its deferred tax valuation allowance as management believes that it is now more likely than now more likely than not that most of the Company's net deferred tax assets will be realized.

         As a result of the factors described above, net income increased approximately $934,000, or 77.3%, to $2.1 million in 1999 from $1.2 million in 1998. Net income as a percentage of net sales increased to 2.2% in 1999 from 1.5% in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash (used in) provided by operating activities was $(4.1) million, $1.9 million and $6.5 million in 1999, 1998 and 1997, respectively. In 1999 cash used in operating activities was primarily used to decrease accounts payable by approximately $5.6 million. Cash generated by operating activities in 1998 and 1997 was primarily used to repay borrowings under the Company's credit facilities.

         The Company maintains a credit facility with a bank. At January 1, 2000 the credit facility, as amended, (i) provides for maximum borrowings of $17 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and
(iii) bears interest at the prime rate plus .25% (subject to repricing annually). The facility is secured by substantially all the Company's assets. As of March 1, 2000, the Company had borrowings totaling $13.8 million outstanding under the credit facility and availability to borrow $2.7 million.

         The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs in fiscal 2000. However, if there is a significant reduction of internally generated funds or the Company is unable to meet financial covenants in the credit facility, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed with this report:

         Independent Auditors Report

         Balance Sheets as of January 1, 2000 and January 2, 1999

         Statements of Operations for the years ended January 1, 2000, January
               2, 1999 and December 27, 1997

         Statements of Stockholders' Equity for the years ended January 1, 2000, January 2, 1999 and December 27, 1997

         Statements of Cash Flows for the years ended January 1, 2000, January
               2, 1999 and December 27, 1997

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Full Line Distributors, Inc.:

We have audited the accompanying balance sheets of Full Line Distributors, Inc. (formerly L.A. T Sportswear, Inc.) (the "Company") as of January 1, 2000 and January 2, 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2000 and January 2, 1999 and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2000 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 11, 2000 (March 1, 2000 as to Note 9)

FULL LINE DISTRIBUTORS, INC.
(formerly L.A. T Sportswear, Inc.)

BALANCE SHEETS
(In thousands, except share information)
--------------------------------------------------------------------------------

                                                                     JANUARY 1,         JANUARY 2,
ASSETS                                                                  2000               1999

CURRENT ASSETS:
  Cash                                                                $    233           $    407
  Accounts receivable, net of allowance
    for doubtful accounts of $1,517 and $1,337                           7,362              6,115
  Inventories                                                           23,202             23,665
  Other current assets                                                   1,693                919
                                                                      --------           --------

     Total current assets                                               32,490             31,106

PROPERTY, PLANT AND EQUIPMENT - Net                                      3,803              3,201

OTHER ASSETS                                                               129                156
                                                                      --------           --------

                                                                      $ 36,422           $ 34,463
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $  6,090           $ 11,647
  Current portion of long-term debt                                        164                 30
  Accrued expenses                                                       1,067                809
                                                                      --------           --------

    Total current liabilities                                            7,321             12,486

LONG-TERM DEBT                                                          15,108             10,162

OTHER LONG TERM LIABILITIES                                                404                371

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    Authorized; no shares issued
  Common Stock, no par value; 25,000,000
    Shares authorized; 4,202,501 and 4,200,001
    Shares issued and outstanding                                       10,827             10,825
  Paid in capital                                                        3,304              3,304
  Accumulated deficit                                                     (542)            (2,685)
                                                                      --------           --------

  Total stockholders' equity                                            13,589             11,444
                                                                      --------           --------

                                                                      $ 36,422           $ 34,463
                                                                      ========           ========

See notes to financial statements

FULL LINE DISTRIBUTORS, INC.
(formerly L.A. T Sportswear, Inc.)

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                     YEAR ENDED
                                                                    -------------------------------------------------
                                                                     JANUARY 1,         JANUARY 2,         DECEMBER 27,
                                                                       2000               1999                1997
                                                                    (52 WEEKS)         (53 WEEKS)          (52 WEEKS)


NET SALES                                                             $ 94,672           $ 81,874           $ 72,608
COST OF GOODS SOLD                                                      78,813             68,570             60,732
                                                                      --------           --------           --------
     Gross Profit                                                       15,859             13,304             11,876
OPERATING EXPENSES                                                      13,008             10,784             11,038
                                                                      --------           --------           --------
OPERATING PROFIT                                                         2,851              2,520                838
OTHER (EXPENSES) INCOME:
  Interest expense                                                      (1,115)            (1,125)            (1,582)
  Other, net                                                                35               (110)                19
                                                                      --------           --------           --------
     Total other expenses                                               (1,080)            (1,235)            (1,563)
                                                                      --------           --------           --------
INCOME (LOSS) BEFORE INCOME TAXES                                        1,771              1,285               (725)
BENEFIT (PROVISION) FOR INCOME TAXES                                       372                (76)               (21)
                                                                      --------           --------           --------
                                                                                                            ========
NET INCOME (LOSS)                                                     $  2,143           $  1,209           $   (746)
                                                                      ========           ========           ========

BASIC NET INCOME (LOSS) PER SHARE                                     $   0.51           $   0.29           $  (0.18)
DILUTED NET INCOME (LOSS) PER SHARE                                   $   0.50           $   0.29           $  (0.18)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                4,200              4,200              4,200

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                              4,286              4,214              4,200


See notes to financial statements.

FULL LINE DISTRIBUTORS, INC.
(formerly L.A. T Sportswear, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
--------------------------------------------------------------------------------

                                                      COMMON STOCK
                                                   ----------------------          PAID-IN        (ACCUMULATED
                                                   SHARES          AMOUNT          CAPITAL          DEFICIT)

BALANCE - December 28, 1996                        4,200           $10,825          $3,304          $(3,148)

  Net loss                                                                                             (746)
                                                  ------           -------          ------          -------

BALANCE - December 27, 1997                        4,200            10,825           3,304           (3,894)

  Net income                                                                                          1,209
                                                  ------           -------          ------          -------

BALANCE - January 2, 1999                          4,200            10,825           3,304           (2,685)

  Net income                                                                                          2,143
  Exercise of stock options                            3                 2
                                                   =====           =======          ======          =======

BALANCE - January 1, 2000                          4,203           $10,827          $3,304          $  (542)
                                                  ======           =======          ======          =======


See notes to financial statements.

FULL LINE DISTRIBUTORS, INC.
(formerly L.A. T Sportswear, Inc.)

STATEMENTS OF CASH FLOW
(In thousands)
--------------------------------------------------------------------------------

                                                                                      YEAR ENDED
                                                                     -------------------------------------------------
                                                                     JANUARY 1,         JANUARY 2,        DECEMBER 27,
                                                                        2000               1999              1997
                                                                     (52 WEEKS)         (53 WEEKS)         (52 WEEKS)
OPERATING ACTIVITIES:
  Net income (loss) ........................................          $  2,143           $  1,209           $   (746)
  Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating
      activities:
  Depreciation and amortization ............................               584                646                625
  Provision for doubtful accounts ..........................               443                368                391
  Loss (gain) on disposal of fixed assets ..................                 9                113                (18)
  Changes in assets and liabilities (using)
    Providing cash:
    Accounts receivable ....................................            (1,690)              (960)             1,685
    Inventories ............................................               463             (5,336)             2,232
    Accounts payable .......................................            (5,557)             6,123                387
    Accrued expenses .......................................               258                 81                (33)
    Other ..................................................              (750)              (366)             1,953
                                                                      --------           --------           --------
      Net cash (used in) provided by operating
        Activities .........................................            (4,097)             1,878              6,476

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ................            (1,160)              (108)               (86)
  Proceeds from sale of assets .............................                 1                 23                 44
                                                                      --------           --------           --------
        Net cash used in investing activities ..............            (1,159)               (85)               (42)

FINANCING ACTIVITIES:
  Borrowings (repayments) under line of credit,
    Net ....................................................             4,745             (1,540)            (7,177)
  Proceeds from long term borrowings .......................               417
  Repayments of long term borrowings .......................               (82)               (23)               (18)
  Proceeds from stock option exercise ......................                 2
                                                                      --------           --------           --------
        Net cash provided by (used in) financing
          Activities .......................................             5,082             (1,563)            (7,195)
                                                                      --------           --------           --------

NET CHANGE IN CASH .........................................              (174)               230               (761)

CASH:
  Beginning of year ........................................               407                177                938
                                                                      ========           ========           ========
  End of year ..............................................          $    233           $    407           $    177
                                                                      ========           ========           ========

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
  Interest .................................................          $  1,119           $  1,158           $  1,613
                                                                      ========           ========           ========
  Income taxes .............................................          $    973           $     91           $     56
                                                                      ========           ========           ========


See notes to financial statements.

FULL LINE DISTRIBUTORS, INC.
(formerly L.A. T Sportswear, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Full Line Distributors, Inc. (The "Company") distributes and manufactures sportswear principally for the imprinted garment industry. The Company self-manufactures certain of its products and also purchases merchandise from national sportswear manufacturers for distribution currently through six distribution facilities across the United States. The Company's customers are principally domestic retailers in the imprintable and decorable sportswear industry. Accordingly, the Company operates in one business segment.

     Prior to 1998, the Company's year ended on the last Saturday in December. The years ended January 1, 2000 (fiscal 1999) and December 27, 1997 (fiscal
     1997) contained approximately 52 weeks. The Company modified its operating year in 1998 to end on the Saturday closest to December 31. Due to the change, the year ended January 2,1999 (fiscal 1998) contained 53 weeks.

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

     The Company periodically evaluates assets for possible impairment. In the event that facts and circumstances indicate that the carrying value of assets may be impaired, an evaluation of recoverability is performed. Such evaluation would compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write down to fair market value is required.

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

     Basic and Diluted Net Income (Loss) Per Share -Basic and diluted net income
     (loss) per share is calculated by dividing net income (loss) by the respective weighted average shares outstanding. In fiscal year 1999 and 1998 diluted net income per share includes the dilutive effect of 86,000 and 14,000 stock options to purchase common stock, respectively. Stock options outstanding were not included as common stock equivalents in 1997 as they were antidilutive.

     Fair Value of Financial Instruments - The carrying value of the Company's financial instruments approximate their fair values.

     Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the effect of this standard on its financial statements.

2.   INVENTORIES

                                                                      JANUARY 1,        JANUARY 2,
                                                                        2000               1999

                                                                             (In thousands)


Raw materials ..............................................          $    823           $    952
Work-in-process ............................................               506                476
Finished Goods .............................................            23,351             23,745
Reserves (markdowns and obsolescence) ......................            (1,478)            (1,508)
                                                                      --------           --------
                                                                      $ 23,202           $ 23,665
                                                                      ========           ========

     The Company is obligated to purchase certain raw materials over a twelve-month period through September 15, 2000. The remaining purchase obligation under this contract is approximately $1.8 million at January 1, 2000.

3.   PROPERTY, PLANT AND EQUIPMENT

                                                                      JANUARY 1,          JANUARY 2,
                                                                         2000                1999
                                                                              (In thousands)


Land .......................................................          $    140           $    140
Buildings and improvements .................................             2,608              2,558
Machinery and equipment ....................................             4,128              3,780
Furniture and fixtures .....................................               358                358
                                                                      --------           --------
                                                                         7,234              6,836
Less accumulated depreciation ..............................             3,431              3,635
                                                                      ========           ========

                                                                      $  3,803           $  3,201
                                                                      ========           ========

4.   LONG-TERM DEBT

     A summary of long-term debt is as follows:


                                                                      JANUARY 1,        JANUARY 2,
                                                                        2000              1999
                                                                             (In thousands)


Line of credit .............................................          $ 14,282           $  9,537
Notes payable ..............................................               627                655
Capital lease obligation (Note 5) ..........................               363
                                                                      --------           --------
                                                                        15,272             10,192
Less amounts due within one year ...........................               164                 30
                                                                      --------           --------

                                                                      $ 15,108           $ 10,162
                                                                      ========           ========


     The Company maintains a credit facility with a bank. At January 1, 2000 the credit facility, as amended, (i) provides for maximum borrowings of $17 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and (iii) bears interest at the prime rate plus .25% (subject to repricing annually). The facility is secured by substantially all the Company's assets. As of January 1, 2000, the Company had borrowings totaling $14.3 million outstanding under the credit facility and availability to borrow $736,000.

     The Company has issued letters of credit totaling $324,000 to contractors for the purchase of apparel. The letters of credit expire through February 25, 2000.

     Maturities of long-term debt (excluding the capital lease obligation) at January 1, 2000 are as follows (in thousands):

         Fiscal


         2000                                                                                             $     33
         2001                                                                                                   36
         2002                                                                                               14,321
         2003                                                                                                   43
         2004                                                                                                   47
         Thereafter                                                                                            429
                                                                                                        ==========
                                                                                                        $   14,909
                                                                                                        ==========

5.   LEASES AND OTHER OBLIGATIONS

     Leases

     The Company leases a plant facility and certain of its distribution facilities under operating leases. The Company can, at its option, renew most of these leases at the then fair rental value. The Company also leases various other equipment under an agreement which is classified as a capital lease. The net book value of assets under the capital lease at January 1, 2000 was $388,000.

     The present value of net minimum lease payments under the capital lease and future minimum lease payments under noncancellable operating leases at January 1, 2000 are as follows (in thousands):

          Fiscal Year                                             CAPITAL LEASE                OPERATING LEASES
          -----------                                         --------------------         ------------------------


              2000                                                   $  131                        $  853
              2001                                                      143                           769
              2002                                                       89                           590
              2003                                                                                    387
              2004                                                                                    195
                                                                     ------                        ------
                                                                     $  363                        $2,794
                                                                     ======                        ======

     Rent expense was $1,201,000, $1,191,000, and $1,307,000 for fiscal 1999,
     1998 and 1997, respectively.

     Restructuring

     During 1995, the Company adopted a plan to streamline operations and recorded a charge at that time related to this restructuring. The balance in the restructuring reserve was $125,000 at December 28, 1996. Payments and losses charged against this reserve aggregated $106,000 in fiscal 1997. The remaining reserve of $19,000 was reversed to income in fiscal 1998.

6.   INCOME TAXES

     The (benefit) provision for income taxes includes the following (in thousands):

                                                                                      FISCAL YEAR
                                                                     -----------------------------------------------
                                                                         1999             1998               1997
Current:
  Federal                                                             $    536           $     44           $     --
  State                                                                     43                 32                 21
                                                                      --------           --------           --------
                                                                           579                 76                 21

Deferred:
  Federal                                                                 (769)
  State                                                                   (182)
                                                                      --------
                                                                          (951)
                                                                      --------           --------           --------

Total provision                                                       $   (372)          $     76           $     21
                                                                      ========           ========           ========

     The (benefit) provision for income taxes differs from amounts computed by applying the federal statutory rate to income before income taxes as follows (in thousands):

                                                                                       FISCAL YEAR
                                                                       ---------------------------------------------
                                                                          1999            1998             1997

Provision (benefit) at federal statutory rate                         $    602           $    437           $   (246)
State taxes, net of federal benefit                                         86                 72                 33
Change in valuation allowance                                           (1,265)              (458)               130
Other                                                                      205                 25                104
                                                                      --------           --------           --------

                                                                      $   (372)          $     76           $     21
                                                                      ========           ========           ========

     The tax effects of temporary differences at January 1, 2000 and January 2, 1999 are as follows (in thousands):

                                                                        ASSETS (LIABILITIES)
                                                                    ---------------------------
                                                                    JANUARY 1,       JANUARY 2,
                                                                       2000            1999


          Accounts receivable                                         $  604          $  533
          Inventory                                                      740             818
          Other                                                           76             178
          Valuation allowance                                                         (1,183)
                                                                      ------          ------
          Current deferred tax asset                                  $1,420          $  346
                                                                      ======          ======

          Depreciation                                                $ (439)         $ (420)
          Deferred compensation                                          169             169
          Net operating loss carryforwards                                51             130
          AMT credit carryforward                                                         24
          Other                                                                            2
          Valuation allowance                                           (169)           (251)
                                                                      ------          ------
          Long-term deferred tax liability                            $ (388)         $ (346)
                                                                      ======          ======

     As a result of operating losses in fiscal 1995 through 1997, the Company established valuation allowances for all of its net deferred tax assets due to the uncertainty of their realization. The valuation allowance was reduced by $458,000 in fiscal 1998 as the Company had returned to profitable operations and was able to utilize significant amounts of its net operating loss carryforwards for income tax purposes in that year. As profitable operations have continued through fiscal 1999, the Company (in the fourth quarter of fiscal 1999) reduced the valuation allowance by approximately $1.2 million as management believes that it is now more likely than not that most of the Company's net deferred tax assets will be realized. The remaining valuation allowance at January 1, 2000 is being maintained for certain deferred tax assets whose realization remains uncertain.

     At January 1, 2000, the Company has state net operating loss carryforwards aggregating $881,000, which expire between fiscal 2001 and fiscal 2011.

7.   RELATED PARTY TRANSACTIONS

     The Company purchases certain merchandise for its distribution business from businesses affiliated with a former director and current stockholder of the Company. These purchases aggregated $8,529,000, $9,414,000 and $11,973,000 during fiscal 1999, 1998 and 1997, respectively. Included in accounts payable at January 1, 2000 and January 2, 1999 are amounts due to these businesses of $1,553,900 and $1,489,000, respectively. The Company recorded $31,000 in sales to these businesses during fiscal 1999.

     A business owned by one of the Company's stockholders received commissions of approximately $19,000, $94,000 and $29,000 on the Company's purchases of certain merchandise for its distribution business during fiscal 1999, 1998 and 1997, respectively. These commissions generally average 4% of dollar purchases.

8.   EMPLOYEE AND OUTSIDE DIRECTOR INCENTIVE PLANS

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

     The Company has established the Full Line Distributors, Inc. (formerly L.A. T Sportswear, Inc.) 1993 Employee Incentive Plan (the "Incentive Plan"). Awards under this plan may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, or
     (iv) performance awards of stock, cash or a combination of stock and cash. Stock options granted under the Incentive Plan are nontransferable, have an exercise price of not less than 100% of the fair market value of the stock on the date of the grant, and may have a term of no longer than ten years. The Company has reserved 475,000 shares of common stock for issuance under the Incentive Plan. As of January 1, 2000, 202,350 options to acquire shares (which vest over one to four years) were outstanding under this plan.

     During 1994, the Company approved an Outside Directors Incentive Plan and reserved 40,000 shares for plan issuances. Awards under this plan may be represented by (i) nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, or (iv) performance awards of stock, cash or a combination of stock and cash. Stock options granted under the Outside Directors Incentive Plan are nontransferable, have an exercise price of not less than 100% of the fair market value of the stock on the date of the grant, and may have a term of no longer than ten years. As of January 1, 2000, 26,000 options to acquire shares (which vest over three to four years) were outstanding under this plan.

     During 1998, the Company granted its Chief Executive Officer a non-qualified stock option (not included in the Incentive Plan) to purchase 125,000 shares of the Company's common stock. The options were granted at the fair market value of the stock on the date of grant ($1.0625 per share), vest over three years and expire in May 2008. As of January 1, 2000, the option to acquire 125,000 shares was outstanding.

     Activity for all stock options issued by the Company is as follows:

                                                     1999                        1998                          1997
                                            ---------------------         ----------------------       ----------------------

                                                         WEIGHTED                       WEIGHTED                     WEIGHTED
                                                         AVERAGE                        AVERAGE                      AVERAGE
                                                         EXERCISE                       EXERCISE                     EXERCISE
                                            SHARES        PRICE           SHARES         PRICE         SHARES         PRICE


          Options outstanding,
             Beginning of year              290,550         $1.38          94,800         $2.32         382,950         $2.62

          Grants                            178,500          1.95         201,000          0.99

          Forfeitures                      (113,200)         2.30          (5,250)         3.39        (288,150)         2.72
          Exercised                          (2,500)          .75
                                                                                          -----        --------         -----
          Options outstanding,
             End of year                    353,350         $1.38         290,550         $1.38          94,800         $2.32
                                                                                          =====        ========         =====
          Options exercisable,
             End of year                    126,017         $1.89          53,050         $3.29          36,550         $4.18
                                                                                          =====        ========         =====


     The Company applies Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation costs have been recognized for these grants. Had compensation cost for the Company's grants been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share for the years ended January 1, 2000, January 2, 1999 and December 27, 1997 would have changed to the pro forma amounts indicated below:


                                                                                               FISCAL YEAR
                                                                                ---------------------------------------------

                                                                                  1999              1998             1997

          Net income (loss) (in thousands):

            As reported                                                         $  2,143          $  1,209          $   (746)
                                                                                ========          ========          ========
            Pro forma                                                           $  2,051          $    889          $   (638)
                                                                                ========          ========          ========

          Basic net income (loss) per share:
            As reported                                                         $   0.51          $   0.29          $  (0.18)
                                                                                ========          ========          ========
            Pro forma                                                           $   0.49          $   0.21          $  (0.15)
                                                                                ========          ========          ========

          Diluted net income (loss) per share

            As reported                                                         $   0.50          $   0.29          $  (0.18)
                                                                                ========          ========          ========
            Pro forma                                                           $   0.48          $   0.21          $  (0.15)
                                                                                ========          ========          ========

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999 and 1998 (no grants were made in 1997): (i) a weighted average risk-free interest rate of 5.6%, (ii) expected lives of five to ten years, (iii) expected volatility of approximately 51% (1999) and 77% (1998) and (iv) no expected dividends. The weighted average fair value of options granted was $.76 and $.80 for fiscal years 1999 and 1998, respectively.

     The following table summarizes information about stock options outstanding at January 1, 2000:

                                                          OPTIONS OUTSTANDING
                                                    ---------------------------------
                                                                           AVERAGE
                              EXERCISE              NUMBER OF              REMAINING           OPTIONS
                                PRICE                OPTIONS              LIFE(YEARS)        EXERCISABLE

                              $10.0000                13,850                  4.1               13,850
                              $ 1.4375                37,500                  9.6
                              $ 1.3750                 1,000                  9.7
                              $ 1.3750                 5,000                  9.9
                              $ 1.3400                 5,000                  9.1
                              $ 1.3125                10,000                  9.7
                              $ 1.1250                20,000                  9.0
                              $ 1.0625               125,000                  8.3               41,667
                              $ 0.8750                66,000                  8.6               16,500
                              $ 0.7500                70,000                  6.7               54,000
                                                     =======                                   =======
                                                     353,350                                   126,017
                                                     =======                                   =======

9.       SUBSEQUENT EVENT

     On March 1, 2000, the Company changed its name to Full Line Distributors, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no occurrence requiring a response to this item.

                                    PART III

     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 2000 (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1).           Financial Statements and Auditors' Report.

         The following financial statements and auditors' report are included in
         Item 8 of this Report:

         Report of Independent Auditors

         Balance Sheets as of January 1, 2000 and January 2, 1999

         Statements of Operations for fiscal years ended January 1, 2000, January 2, 1999 and December 27, 1997

         Statements of Cash Flows for fiscal years ended January 1, 2000,
           January 2, 1999 and December 27, 1997

         Statements of Stockholders' Equity for fiscal years ended
           January 1, 2000, January 2, 1999 and December 27, 1997

         Notes to Financial Statements

         (2).              Financial Statement Schedules.

         All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (3).              Exhibits.

         The exhibits listed below are filed with or incorporated by reference into this Report. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from either (i) the Company's Registration Statement on Form S-1, Registration Number 33-60452, declared effective by the Securities and Exchange Commission on January 25, 1994 (the "S-1"); (ii) the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K"); (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 (the "3/30/96 10-Q"); (iv) the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (the "1996 10-K"); (v) The Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "1997 10-K"); or (vi) the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 (the "10/2/99 10-Q"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

         EXHIBIT
         NUMBER            DESCRIPTION OF EXHIBIT
         ------            ----------------------

         *3(i)        -    Form of Amended and Restated Articles of Incorporation of the Company (included in
                           Exhibit 2) (S-1)

         3(i).1       -    Articles of Amendment to The Articles of Incorporation effecting name change

         *3(ii)       -    Form of Amended and Restated Bylaws of the Company (S-1)

         *4           -    Specimen Certificate of Common Stock (S-1)

         *10.1        -    1993 Employee Incentive Plan (S-1)

         10.2         -    Lease agreement dated March 8, 2000 between the Company and Central Paper Stock

         10.3         -    Lease agreement dated February 7, 2000 between the Company and TCW Realty Fund VA
                           Holding Company, a California corporation, and TCW Realty Fund VB, a California limited partnership, as tenants in common

         *10.15.1     -    Lease Agreement dated February 1, 1998 between the Company and The Development
                           Authority of Crawford County. (1997 10-K)

         *10.16.1     -    Relocation and Modification Agreement dated November 25, 1997 between the Company and
                           Security Capital Industrial Trust. (1997 10-K)

         *10.28.1     -    Lease Extension, dated June 21, 1999, between the Company and Sunbeam Properties,
                           Inc. (10/2/99 10-Q)

         *10.30       -    Outside Directors Incentive Plan (1994 10-K)

         *10.32.1     -    Second Amendment to Lease Agreement, dated July 15, 1999, between the Company and
                           1998 Augustus Partners, L.P. (formally John W. Rooker) (10/2/99 10-Q)

         10.36.1      -    First Amendment to Lease dated February 16, 2000 between the Company and The Joseph
                           Naiman Insurance Trust

         *10.40       -    Loan and Security Agreement, dated April 29, 1996, by and among the Company, Mellon Bank, N.A., as
                           Agent, and Mellon Bank, N.A., as Lender (3/30/96 10-Q)

         *10.40.1     -    First Amendment to Loan and Security Agreement, dated November 11, 1996, by and between the Company and Mellon Bank, N.A. (1996 10-K)

         *10.40.2     -    Second Amendment to Loan and Security Agreement, dated March 21, 1997, by and between the Company and Mellon Bank, N.A. (1996 10-K)


          EXHIBIT
          NUMBER           DESCRIPTION OF EXHIBIT
          ------           ----------------------

         *10.40.3     -    Amendment to reduce line of credit dated November 28, 1997, by and between the
                           Company and Mellon Bank, N.A. (1997 10-K)

         *10.40.4     -    Third Amendment to Loan and Security Agreement, dated March 26, 1998 by and between the Company and Mellon Bank, N.A. (1997 10-K)

         *10.40.5     -    Fourth Amendment to Loan and Security Agreement, dated April 20, 1999, by and between the Company and Mellon Bank, N.A. (10/2/99 10-Q)

         *10.40.6     -    Fifth Amendment to Loan and Security Agreement, dated July 28, 1999, by and between the Company and Mellon Bank, N.A. (10/2/99 10-Q)

         23.1         -    Consent of Deloitte & Touche LLP

         27.1         -    Financial Data Schedule (for SEC use only)


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fourth quarter ended January 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FULL LINE DISTRIBUTORS, INC.

Dated: March 28, 2000        By: /s/ Isador E. Mitzner
                                ---------------------------------------------
                                 ISADOR E. MITZNER
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (principal executive officer)



Dated: March 28, 2000        By: /s/ John F. Hankinson
                                ---------------------------------------------
                                 JOHN F. HANKINSON
                                 Chief Financial Officer
                                 (principal financial and accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 28, 2000               By: /s/ Isador E. Mitzner
                                ---------------------------------------------
                                 ISADOR E. MITZNER, Chairman of
                                 the Board and Chief Executive Officer


March 28, 2000               By: /s/ J. David Keller
                                ---------------------------------------------
                                 J. DAVID KELLER, President,
                                 Secretary and Director


March 28, 2000               By: /s/ Kenneth L. Bernhardt
                                ---------------------------------------------
                                 KENNETH L. BERNHARDT, Director


March 28, 2000               By: /s/ Irwin Lowenstein
                                ---------------------------------------------
                                 IRWIN LOWENSTEIN, Director

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

3(i).1       -    Articles of Amendment to The Articles of Incorporation effecting name change

10.2         -    Lease agreement dated March 8, 2000 between the Company and Central Paper Stock

10.3         -    Lease  agreement  dated  February  7, 2000  between  the Company and TCW Realty Fund VA Holding
                  Company, a California  corporation,  and TCW Realty Fund VB, a California limited  partnership, as tenants in common

10.36.1      -    First  Amendment to Lease dated  February  16, 2000  between the Company and The Joseph  Naiman
                  Insurance Trust

23.1         -    Consent of Deloitte & Touche LLP

27.1         -    Fianacial Data Schedule (for SEC use only)