Form 10-Q
period 2000-04-01
FULL LINE DISTRIBUTORS INC
filed 2000-05-12
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarterly Period Ended                             Commission File Number:
         April 1, 2000                                         0-23234


                          FULL LINE DISTRIBUTORS, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                             58-1724902
 ------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1200 Airport Drive, Ball Ground, Georgia                          30107
 ------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (770) 479-1877
                                                   -----------------------
Not applicable
 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]         No  [ ]

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date:

      Common Stock, without par value                 4,206,251 shares
    -----------------------------------        ------------------------------
                  Class                          Outstanding at May 8, 2000

PART I. FINANCIAL INFORMATION
Item 1:  Financial Statements
FULL LINE DISTRIBUTORS, INC.

BALANCE SHEETS
(In thousands, except share information)
--------------------------------------------------------------------------------

                                                           APRIL 1,     JANUARY 1,
ASSETS                                                      2000            2000
                                                         (UNAUDITED)
CURRENT ASSETS:
  Cash                                                     $    749       $    233
  Accounts receivable, net                                   10,781          7,362
  Inventories                                                27,656         23,202
  Other current assets                                        2,123          1,693
                                                           --------       --------

    Total current assets                                     41,309         32,490

PROPERTY, PLANT AND EQUIPMENT - Net                           3,780          3,803

OTHER ASSETS                                                    132            129
                                                           --------       --------

                                                           $ 45,221       $ 36,422
                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $ 12,486       $  6,090
  Current portion of long-term debt                             167            164
  Accrued expenses                                            1,318          1,067
                                                           --------       --------

    Total current liabilities                                13,971          7,321

LONG-TERM DEBT                                               16,770         15,108

OTHER LONG TERM LIABILITIES                                     630            404

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    authorized; no shares issued
  Common Stock, no par value; 25,000,000
    shares authorized; 4,206,251 and 4,202,501 shares
    issued and outstanding                                   10,830         10,827
  Paid in capital                                             3,304          3,304
  Accumulated deficit                                          (284)          (542)
                                                           --------       --------

    Total stockholders' equity                               13,850         13,589
                                                           --------       --------

                                                           $ 45,221       $ 36,422
                                                           ========       ========

See notes to unaudited financial statements

FULL LINE DISTRIBUTORS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share information)
--------------------------------------------------------------------------------

                                                    Quarter Ended
                                                ---------------------
                                                April 1,     April 3,
                                                   2000         1999

NET SALES                                        $21,769      $20,455
COST OF GOODS SOLD                                17,703       16,866
                                                 -------      -------
  Gross Profit                                     4,066        3,589
OPERATING EXPENSES                                 3,317        3,029
                                                 -------      -------
OPERATING INCOME                                     749          560
OTHER EXPENSE, PRINCIPALLY INTEREST                  312          235
                                                 -------      -------
INCOME BEFORE INCOME TAXES                           437          325
INCOME TAX PROVISION                                 179          128
                                                 -------      -------
NET INCOME                                       $   258      $   197
                                                 =======      =======
BASIC NET INCOME PER SHARE                       $  0.06      $  0.05
DILUTED NET INCOME PER SHARE                     $  0.06      $  0.05
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          4,204        4,200
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        4,289        4,294

See notes to unaudited financial statements

FULL LINE DISTRIBUTORS, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                     QUARTER ENDED
                                                                ----------------------
                                                                APRIL 1,      APRIL 3,
                                                                   2000          1999
OPERATING ACTIVITIES:
  Net income                                                     $   258       $   197
  Adjustments to reconcile net income to net
    cash used in operating activities:
  Depreciation and amortization                                      158           149
  Provision for doubtful accounts                                     59            63
  Loss on disposal of fixed asset                                      3
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                           (3,478)       (2,677)
    Inventories                                                   (4,454)           22
    Other                                                           (210)          (61)
    Accounts payable                                               6,396          (138)
    Accrued expenses                                                 251             9
                                                                 -------       -------

      Net cash used in operating activities                       (1,017)       (2,436)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                         (136)         (355)
                                                                 -------       -------

      Net cash used in investing activities                         (136)         (355)

FINANCING ACTIVITIES:
  Borrowings under line of credit, net                             1,702         2,963
  Repayments of long-term borrowings                                 (36)           (7)
  Proceeds from exercise of stock option                               3
                                                                 -------       -------

      Net cash provided by financing activities                    1,669         2,956
                                                                 -------       -------

NET CHANGE IN CASH                                                   516           165

CASH, BEGINNING OF PERIOD                                            233           407
                                                                 -------       -------

CASH, END OF PERIOD                                              $   749       $   572
                                                                 =======       =======

See notes to unaudited financial statements.

FULL LINE DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED APRIL 1, 2000 AND APRIL 3, 1999

1.   ORGANIZATION AND BASIS OF PRESENTATION

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

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 1, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three months ended April 1, 2000 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                     April 1,     January 1,
                       2000          2000

Raw materials        $    672       $    823
Work-in-process           559            506
Finished goods         28,283         23,351
Reserves               (1,858)        (1,478)
                     ========       ========
                     $ 27,656       $ 23,202
                     ========       ========

3.       LONG-TERM DEBT

         The Company maintains a credit facility with a bank. At April 1, 2000 the credit facility, as amended, (i) provides for maximum borrowings of $17 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and
(iii) bore interest at the prime rate plus .25% or LIBOR plus 2.5% (reduced to prime rate or LIBOR plus 2.25% in April 2000 and subject to repricing annually). The facility is secured by substantially all the Company's assets. As of April 1, 2000, the Company had borrowings totaling $15.9 million outstanding under the credit facility and availability to borrow $836,000.

4.       STOCK OPTIONS

         During the first quarter of 2000, certain employees of the Company were granted options to purchase a total of 15,000 shares of common stock. The options were granted at or above the fair market value of the stock at the time of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.

                                                   QUARTER ENDED
                                              ---------------------
                                              APRIL 1,     APRIL 3,
                                                 2000         1999

Net sales                                        100.0%       100.0%
Cost of goods sold                                81.3         82.5
                                                 -----        -----
Gross profit                                      18.7         17.5
Operating expenses                                15.3         14.8
                                                 -----        -----
Operating income                                   3.4          2.7
Other income (expense) principally interest       (1.4)        (1.1)
                                                 -----        -----
Income before income taxes                         2.0          1.6
Income tax provision                              (0.8)        (0.6)
                                                 =====        =====
Net income                                         1.2%         1.0%
                                                 =====        =====


First Quarter of 2000 Compared to First Quarter of 1999

         The Company's net sales increased approximately $1.3 million, or 6.4%, to $21.8 million in the first quarter of 2000 from $20.5 million in the first quarter of 1999. The increase in net sales was attributable to the favorable results achieved by the Company's expanded sales force. The sales increases included a 19.9% increase in Company manufactured products and a 3.0% increase in distribution products.

         The Company's gross profit increased approximately $476,000, or 13.3%, to $4.1 million for the first quarter of 2000 from $3.6 million in the first quarter of 1999. As a percentage of net sales, the gross profit margin increased to 18.7% for the first quarter of 2000 compared to 17.6% in the first quarter of 1999. The increase in gross profit dollars was the result of the increase in sales and gross profit margin. The increase in gross profit margin is the result of the increase in manufactured product sales and better prices due to improved purchasing procedures on distribution products.

         Operating expenses increased approximately $288,000, or 9.5% to $3.3 million in the first quarter of 2000 from $3.0 million in the first quarter of 1999. The increase in operating expenses was due primarily to increased selling costs associated with the national sales force and to increased distribution labor and facility costs. As a percentage of net sales, operating expenses increased to 15.3% in the first quarter of 2000 from 14.8% in the first quarter of 1999.

         As a result of the increase in net sales and gross profit, operating income increased approximately $189,000 or 33.8%, to $749,000 in the first quarter of 2000 from $560,000 in the first quarter of 1999. As a percentage of net sales, operating income increased to 3.4% in the first quarter of 2000 from 2.7% in the first quarter of 1999.

         Other income (expense) which consists principally of interest expense increased approximately $77,000, or 32.8%, to $312,000 in the first quarter of 2000 from $235,000 in the first quarter of 1999. The increase was primarily due to higher interest rates due to increases in the prime rate, and to increased borrowings under the Company's line of credit, which resulted from financing increased inventory and accounts receivable balances.

         Income before income taxes increased approximately $112,000, or 34.5% to $437,000 in the first quarter of 2000 from $325,000 in the first quarter of 1999. Income before income taxes as a percentage of net sales increased to 2.0% in 2000 from 1.6% in 1999.

         The Company recorded an income tax provision of $179,000 in the first quarter of 2000 compared to $128,000 in the first quarter of 1999. The provision for both years approximates the statutory federal and state income tax rates.

         As a result of the above factors, net income increased $61,000, or 31.0%, to $258,000 in the first quarter of 2000 from $197,000 in the first quarter of 1999. As a percentage of net sales, net income increased to 1.2% in 2000 from 1.0% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations was approximately $1.0 million for the first quarter of 2000 compared to approximately $2.4 million in the first quarter of 1999. The net cash used in operations in the first quarter of 2000 was primarily used to support increased accounts receivable and inventory levels. The net cash used in operations in the first quarter of 1999 was primarily used to support increased accounts receivable levels associated with the increase in sales.

         The Company maintains a credit facility with a bank. At April 1, 2000 the credit facility, as amended, (i) provides for maximum borrowings of $17 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and
(iii) bore interest at the prime rate plus .25% or LIBOR plus 2.5% (reduced to prime rate or LIBOR plus 2.25% in April 2000 and subject to repricing annually). The facility is secured by substantially all the Company's assets. As of May 8, 2000, the Company had borrowings totaling $15.2 million outstanding under the credit facility and availability to borrow $1.7.

         The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management further believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs in fiscal 2000. However, if there is a significant reduction of internally generated funds or the Company is unable to meet the operating projections used in amending the credit facility, as amended, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

FORWARD LOOKING STATEMENTS

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

         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits.
                          27 - Financial Data Schedule (for SEC use only)

                  (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended April 1, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FULL LINE DISTRIBUTORS, INC.



Dated:   May 9, 2000                By: /s/ Isador E. Mitzner
                                        ----------------------------------------
                                        Isador E. Mitzner, Chairman
                                        and Chief Executive Officer



Dated:   May 9, 2000                By: /s/ John F. Hankinson
                                        ----------------------------------------
                                        John F. Hankinson
                                        Chief Financial Officer
                                        (acting principal financial and
                                        accounting officer)