Form 10-Q
period 2000-07-01
FULL LINE DISTRIBUTORS INC
filed 2000-08-10
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarterly Period Ended                   Commission File Number:
            July 1, 2000                                  0-23234


                          FULL LINE DISTRIBUTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                    58-1724902
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1200 Airport Drive, Ball Ground, Georgia                              30107
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (770) 479-1877
                                                    ----------------------------
Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [X]                      No  [ ]
                     -----                         -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, without par value                            4,210,001 shares
--------------------------------                  ------------------------------
              Class                               Outstanding at August 3, 2000

PART I. FINANCIAL INFORMATION
Item 1:  Financial Statements
FULL LINE DISTRIBUTORS, INC.

BALANCE SHEETS
(In thousands, except share information)
--------------------------------------------------------------------------------

                                                           JULY 1,         JANUARY 1,
ASSETS                                                      2000              2000
                                                         (UNAUDITED)
CURRENT ASSETS:
 Cash                                                      $   573          $    233
 Accounts receivable, net                                   10,686             7,362
 Inventories, net                                           23,214            23,202
 Other current assets                                        1,970             1,693
                                                           -------          --------

  Total current assets                                      36,443            32,490

PROPERTY, PLANT AND EQUIPMENT - Net                          3,543             3,803

OTHER ASSETS                                                   132               129
                                                           -------          --------

                                                           $40,118          $ 36,422
                                                           =======          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                          $ 7,064          $  6,090
 Current portion of long-term debt                             167               164
 Accrued expenses                                            1,807             1,067
                                                           -------          --------

  Total current liabilities                                  9,038             7,321

LONG-TERM DEBT                                              16,160            15,108

OTHER LONG TERM LIABILITIES                                    624               404

STOCKHOLDERS' EQUITY:
 Preferred stock, 5,000,000 shares
  Authorized; no shares issued
 Common Stock, no par value; 25,000,000
  Shares authorized; 4,206,251 and 4,202,501 shares
  Issued and outstanding, respectively                      10,830            10,827
 Paid in capital                                             3,304             3,304
 Retained earnings (accumulated deficit)                       162              (542)
                                                           -------          --------

  Total stockholders' equity                                14,296            13,589
                                                           -------          --------

                                                           $40,118          $ 36,422
                                                           =======          ========

See notes to unaudited financial statements

FULL LINE DISTRIBUTORS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 --------------------      --------------------
                                                 JULY 1,      JULY 3,      JULY 1,      JULY 3,
                                                  2000         1999         2000         1999

NET SALES                                        $26,736      $27,277      $48,505      $47,732
COST OF GOODS SOLD                                22,093       22,876       39,796       39,742
                                                 -------      -------      -------      -------
  Gross Profit                                     4,643        4,401        8,709        7,990
OPERATING EXPENSES                                 3,571        3,392        6,888        6,420
                                                 -------      -------      -------      -------
OPERATING INCOME                                   1,072        1,009        1,821        1,570
OTHER EXPENSES, PRINCIPALLY INTEREST                 325          247          637          483
                                                 -------      -------      -------      -------
INCOME BEFORE INCOME TAXES                           747          762        1,184        1,087
INCOME TAX PROVISION                                 301          313          480          442
                                                 -------      -------      -------      -------
NET INCOME                                       $   446      $   449      $   704      $   645
                                                 =======      =======      =======      =======
BASIC NET INCOME PER SHARE                       $  0.11      $  0.11      $  0.17      $  0.15
DILUTED NET INCOME PER SHARE                     $  0.10      $  0.10      $  0.16      $  0.15
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          4,206        4,200        4,205        4,200
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        4,291        4,302        4,290        4,293

See notes to unaudited financial statements

FULL LINE DISTRIBUTORS, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                    SIX MONTHS ENDED
                                                                 ----------------------
                                                                  JULY 1,       JULY 3,
                                                                   2000          1999
OPERATING ACTIVITIES:
  Net income                                                     $   704       $   645
  Adjustments to reconcile net income to net
    cash used in operating activities:
  Depreciation and amortization                                      322           281
  Provision for doubtful accounts                                    138           148
  Loss on disposal of fixed asset                                     22
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                           (3,462)       (4,362)
    Inventories                                                      (12)        2,050
    Other                                                            (26)           11
    Accounts payable                                                 974        (2,173)
    Accrued expenses                                                 844            50
                                                                 -------       -------

      Net cash used in operating activities                         (496)       (3,350)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                         (222)         (688)
  Proceeds from sale of assets                                                       1
                                                                 -------       -------

      Net cash used in investing activities                         (222)         (687)

FINANCING ACTIVITIES:
  Borrowings under line of credit, net                             1,131         4,488
  Repayments of long-term borrowings                                 (76)          (15)
  Proceeds from exercise of stock option                               3
                                                                 -------       -------

      Net cash provided by financing activities                    1,058         4,473
                                                                 -------       -------

NET CHANGE IN CASH                                                   340           436

CASH, BEGINNING OF PERIOD                                            233           407
                                                                 -------       -------

CASH, END OF PERIOD                                              $   573       $   843
                                                                 =======       =======

See notes to unaudited financial statements.

FULL LINE DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED JULY 1, 2000 AND JULY 3, 1999

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

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 1, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three and six months ended July 1, 2000 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                                July 1,   January 1,
                                                 2000        2000
                                                -------   ----------

Raw materials                                   $   801    $   823
Work-in-process                                     584        506
Finished goods                                   23,515     23,351
Reserves                                         (1,686)    (1,478)
                                                -------    -------
                                                $23,214    $23,202
                                                =======    =======

3.   LONG-TERM DEBT

     The Company maintains a credit facility with a bank. At July 1, 2000 the credit facility, as amended, (i) provided for maximum borrowings of $17 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and (iii) bore interest at the prime rate plus .25% or LIBOR plus 2.25% (subject to repricing annually). The facility is secured by substantially all the Company's assets. As of July 1, 2000, the Company had borrowings totaling $15.4 million outstanding under the credit facility and availability to borrow $1.2 million.

4.   FACILITY CLOSURE

     During the second quarter of 2000, the Company closed its sewing facility located in Ball Ground, Georgia. Closure costs included in operating expenses in the accompanying statement of operations consisted of $29,000 of paid severance costs for 39 employees, impairment charges of $101,160 to record equipment at its net realizable value and other costs of $22,480. This equipment is held for sale at July 1, 2000 and its new basis of $37,344 is included in the other current assets in the accompanying balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         ------------------   -----------------
                                                          JULY 1,  JULY 3,    JULY 1,   JULY 3,
                                                           2000     1999       2000      1999

Net sales                                                  100.0%   100.0%    100.0%    100.0%
Cost of goods sold                                          82.6     83.9      82.0      83.3
                                                           -----    -----     -----     -----
Gross profit                                                17.4     16.1      18.0      16.7
Operating expenses                                          13.4     12.4      14.2      13.5
                                                           -----    -----     -----     -----
Operating income                                             4.0      3.7       3.8       3.2
Other expense principally interest                           1.2      0.9       1.3       0.9
                                                           -----    -----     -----     -----
Income before income taxes                                   2.8      2.8       2.5       2.3
Income tax provision                                         1.1      1.2       1.0       0.9
                                                           -----    -----     -----     -----
Net income                                                   1.7%     1.6%      1.5%      1.4%
                                                           =====    =====     =====     =====


Second Quarter of 2000 Compared to Second Quarter of 1999

         The Company's net sales decreased $541,000, or 2.0%, to $26.7 million in the second quarter of 2000 from $27.3 million in the second quarter of 1999. The decrease in net sales was primarily due to the inability to replace sales of discontinued products and lower selling prices of certain styles.

         The Company's gross profit increased $242,000, or 5.5%, to $4.6 million for the second quarter of 2000 from $4.4 million in the second quarter of 1999. The gross profit margin increased to 17.4% for the second quarter of 2000 compared to 16.1% in the second quarter of 1999. The increase in gross profit margin is the result of increased sales of higher margin manufactured product combined with lower costs of goods sold due to improved purchasing procedures on distribution products.

         Operating expenses increased $179,000, or 5.3% to $3.6 million in the second quarter of 2000 from $3.4 million in the second quarter of 1999. The increase in operating expenses was due primarily to $153,000 of costs related to the closing of the Ball Ground sewing facility in June 2000. See Note 4 of notes to financial statements. As a percentage of net sales, operating expenses increased to 13.4% in the second quarter of 2000 from 12.4% in the second quarter of 1999.

         As a result of the above factors, operating income increased $63,000 or 6.2%, to $1.1 million in the second quarter of 2000 from $1.0 million in the second quarter of 1999. As a percentage of net sales, operating income increased to 4.0% in the second quarter of 2000 from 3.7% in the second quarter of 1999.

         Other expenses, which consist principally of interest expense, increased $78,000, or 31.6%, to $325,000 in the second quarter of 2000 from $247,000 in the second quarter of 1999. The increase was primarily due to higher interest rates attributable to increases in the prime rate, and to increased borrowings under the Company's line of credit, which resulted from financing increased inventory and accounts receivable balances.

         As a result of the above factors, income before income taxes decreased $15,000, or 2.0% to $747,000 in the second quarter of 2000 from $762,000 in the second quarter of 1999. Income before income taxes as a percentage of net sales remained constant at 2.8%.

         The Company recorded an income tax provision of $301,000 in the second quarter of 2000 compared to $313,000 in the second quarter of 1999. The provision for both quarters approximates the statutory federal and state income tax rates.

         As a result of the above factors, net income decreased $3,000, or 0.6%, to $446,000 ($.10 per diluted share) in the second quarter of 2000 from $449,000 ($.10 per diluted share) in the second quarter of 1999. As a percentage of net sales, net income increased to 1.7% in 2000 from 1.6% in 1999.

First Six Months of 2000 Compared to First Six Months of 1999

         The Company's net sales increased $773,000, or 1.6%, to $48.5 million in the first six months of 2000 from $47.7 million in the first six months of 1999. The increase in net sales is attributable to the favorable results achieved by the Company's expanded sales force.

         The Company's gross profit increased $719,000, or 9.0%, to $8.7 million for the first six months of 2000 from $8.0 million in the first six months of 1999. Gross profit margin increased to 18.0% in the first six months of 2000 from 16.7% in the first six months of 1999. The increase in gross profit is attributable to the increase in net sales over relatively constant cost of goods sold. The increase in gross profit margin is due to increased sales of higher margin manufactured product and lower costs of goods sold due to improved purchasing procedures on distribution products.

         Operating expenses increased $468,000, or 7.3%, to $6.9 million in the first six months of 2000 from $6.4 million in the first six months of 1999. The increase in operating expenses is due primarily to increased selling costs associated with the national sales program and the Ball Ground facility closure. As a percentage of net sales, operating expenses increased to 14.2% in the first six months of 2000 from 13.5% in the first six months of 1999.

         As a result of the above factors, operating income increased $251,000, or 16.0%, to $1.8 million in the first six months of 2000 from $1.6 million in the first six months of 1999. As a percentage of net sales, operating income increased to 3.8% in the first six months of 2000 from 3.2% in the first six months of 1999.

         Other expenses, which consist principally of interest expense, increased $154,000, or 31.9%, to $637,000 in the first six months of 2000 from $483,000 in the first six months of 1999. The increase was primarily due to higher interest rates attributable to increases in the prime rate, and to increased borrowings under the Company's line of credit, which resulted from financing increased inventory and accounts receivable balances. Other expense as a percentage of net sales increased to 1.3% in the first six months of 2000 from 0.9% in the first six months of 1999.

         As a result of the above factors, income before income taxes increased $97,000, or 9.0% to $1.2 million in the first six months of 2000 compared to $1.1 million in the first six months of 1999. Income before income taxes as a percentage of net sales increased to 2.5% in the first six months of 2000 from 2.3% in the first six months of 1999.

         The Company recorded an income tax provision of $480,000 in the first six months of 2000 compared to $442,000 in the first six months of 1999. The provision for both periods approximates the statutory federal and state income tax rates.

         As a result of the above factors, net income increased $59,000, or 9.1%, to $704,000 ($.16 per diluted share) in the first six months of 2000 from $645,000 ($.15 per diluted share) in the first six months of 1999. As a percentage of net sales, net income increased to 1.5% in the first six months of 2000 from 1.4% in the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations was $496,000 for the first six months of 2000 compared to $3.4 million in the first six months of 1999. The net cash used in operations in the first six months of 2000 was primarily to support increased accounts receivable levels. The net cash used in operations in the first six months of 1999 was primarily used to support increased accounts receivable levels offset by decreased inventory levels.

         The Company maintains a credit facility with a bank. At July 1, 2000 the credit facility, as amended, (i) provided for maximum borrowings of $17 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and
(iii) bore interest at the prime rate plus .25% or LIBOR plus 2.25% (subject to repricing annually). The facility is secured by substantially all the Company's assets. As of August 3, 2000, the Company had borrowings totaling $13.5 million outstanding under the credit facility and availability to borrow $3.3 million.

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

FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements are related to the plans and objectives of management for the future operations, economic performance, of projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. In the preceding discussion and elsewhere in this report, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," or similar words are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, and it wishes to identify important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion and elsewhere in this report. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include but are not limited to the following: (1) heightened competition, particularly intensified price competition; (2) general economic and business conditions which are less favorable than expected; (3) unanticipated changes in industry trends; and (4) other risks detailed herein and from time to time in the Company's other reports.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters for Vote of Security Holders

On May 15, 2000, the Company held its 2000 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors until the next annual meeting of shareholders and until their successors are elected and have qualified: Isador E. Mitzner, J. David Keller, Kenneth L. Bernhardt and Irwin Lowenstein. The number of votes cast for each director and the number of shares withholding authority to vote in favor is set forth below with respect to each division:

                                                         For         Withheld
                                                      ---------      --------
     Isador E. Mitzner                                3,784,430         400
     J. David Keller                                  3,784,430         400
     Kenneth Bernhardt                                3,784,430         400
     Irwin Lowenstein                                 3,784,430         400

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27.    Financial Data Schedule, (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended July 1, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FULL LINE DISTRIBUTORS, INC.



Dated:   August 3, 2000              By:  /s/ Isador E. Mitzner
                                          ---------------------------------

                                          Isador E. Mitzner, Chairman
                                          and Chief Executive Officer

Dated:   August 3, 2000              By:  /s/ Mickie Schneider
                                          ---------------------------------
                                          Mickie Schneider
                                          (acting principal financial and
                                          accounting officer)