Form 10-Q
period 2000-09-30
FULL LINE DISTRIBUTORS INC
filed 2000-11-13
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
    September 30, 2000                                         0-23234


                          FULL LINE DISTRIBUTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                          58-1724902
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1200 Airport Drive, Ball Ground, Georgia                             30107
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant"s telephone number, including area code:          (770)479-1877
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

                           Yes  [X]             No  [ ]

Indicate the number of shares outstanding of each of the registrant"s classes of common stock, as of the latest practicable date:


Common Stock, without par value                         4 ,222,501 shares
--------------------------------               --------------------------------
            Class                              Outstanding at November 10, 2000

PART I. FINANCIAL INFORMATION
Item 1:  Financial Statements
FULL LINE DISTRIBUTORS, INC.

BALANCE SHEETS
(In thousands, except share information)

                                                          SEPTEMBER 30,      JANUARY 1,
ASSETS                                                        2000             2000
                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash                                                       $    645        $    233
  Accounts receivable, net                                     10,014           7,362
  Inventories, net                                             22,735          23,202

  Other current assets                                          2,115           1,693
                                                             --------        --------

    Total current assets                                       35,509          32,490

PROPERTY, PLANT AND EQUIPMENT - Net                             3,463           3,803

OTHER ASSETS                                                      147             129
                                                             --------        --------

                                                             $ 39,119        $ 36,422
                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $  9,946        $  6,090
  Current portion of long-term debt                               174             164
  Accrued expenses                                              1,423           1,067
                                                             --------        --------

    Total current liabilities                                  11,543           7,321

LONG-TERM DEBT                                                 12,371          15,108

OTHER LONG TERM LIABILITIES                                       556             404

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    Authorized; no shares issued
  Common Stock, no par value; 25,000,000
    Shares authorized; 4,222,501 and 4,202,501 shares
    Issued and outstanding, respectively                       10,843          10,827
  Paid in capital                                               3,304           3,304
  Retained earnings (accumulated deficit)                         502            (542)
                                                             --------        --------

    Total stockholders' equity                                 14,649          13,589
                                                             --------        --------

                                                             $ 39,119        $ 36,422
                                                             ========        ========

See notes to unaudited financial statements

FULL LINE DISTRIBUTORS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                              Three Months Ended              Nine Months Ended
                                         ---------------------------     ---------------------------
                                         September 30,    October 2,     September 30,    October 2,
                                             2000            1999            2000            1999
NET SALES                                  $ 25,092        $ 25,988        $ 73,597        $ 73,720

COST OF GOODS SOLD                           21,083          21,968          60,880          61,710
                                           --------        --------        --------        --------
  Gross Profit                                4,009           4,020          12,717          12,010

OPERATING EXPENSES                            3,149           3,150          10,037           9,571
                                           --------        --------        --------        --------
OPERATING INCOME                                860             870           2,680           2,439

OTHER EXPENSES, PRINCIPALLY
  INTEREST                                      313             247             948             730
                                           --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                      547             623           1,732           1,709

INCOME TAX PROVISION                            207             161             687             602
                                           --------        --------        --------        --------
NET INCOME                                 $    340        $    462        $  1,045        $  1,107
                                           --------        ========        ========        ========
NET INCOME PER SHARE

  Basic                                    $   0.08        $   0.11        $   0.25        $   0.26

  Diluted                                  $   0.08        $   0.11        $   0.24        $   0.26

WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                       4,215           4,200           4,213           4,200

  Diluted                                     4,280           4,275           4,286           4,288


See notes to unaudited financial statements

FULL LINE DISTRIBUTORS, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)
(In thousands)

                                                                       NINE MONTHS ENDED
                                                                  ----------------------------
                                                                  SEPTEMBER 30,     OCTOBER 2,
                                                                      2000              1999
OPERATING ACTIVITIES:
  Net income                                                        $  1,045         $  1,107
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                                          449              430
  Provision for doubtful accounts                                        213              156
  Loss on disposal of fixed asset                                         23
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                               (2,865)          (5,071)
    Inventories                                                          467             (229)
    Accounts payable                                                   3,856             (650)
    Accrued expenses                                                     460              (96)
    Other                                                               (258)             303
                                                                    --------         --------

Net cash provided by (used in) operating activities                    3,390           (4,050)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                             (268)          (1,120)
  Proceeds from sale of assets                                                              1
                                                                    --------         --------

      Net cash used in investing activities                             (268)          (1,119)

FINANCING ACTIVITIES:
  (Repayments) borrowings under line of credit, net                   (2,612)           5,411
  Repayments of long-term debt                                          (114)             (34)
  Proceeds from the exercise of stock options                             16              417
                                                                    --------         --------

      Net cash (used in) provided by financing activities             (2,710)           5,794
                                                                    --------         --------

NET CHANGE IN CASH                                                       412              625

CASH, BEGINNING OF PERIOD                                                233              407
                                                                    --------         --------

CASH, END OF PERIOD                                                 $    645         $  1,032

See notes to unaudited financial statements.

FULL LINE DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

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

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 1, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                       September 30,       January 1,
                                                            2000              2000
                                                       -------------       ----------
         Raw materials                                   $     702         $     823
         Work-in-process                                       670               506
         Finished goods                                     23,022            23,351
         Reserves                                           (1,659)           (1,478)
                                                         ---------         ---------
                                                         $  22,735         $  23,202
                                                         =========         =========


3.       LONG-TERM DEBT

         Long-term debt consists principally of a credit facility with a bank. At September 30, 2000 the credit facility, as amended, (i) provides for maximum borrowings of $17.0 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and (iii) bears interest at the prime rate plus .25% or LIBOR plus 2.25% (subject to repricing annually). The facility is secured by substantially all the Company's assets. As of September 30, 2000, the Company had borrowings totaling $11.7 million outstanding under the credit facility and availability to borrow $5.0 million.

4.       FACILITY CLOSURE

         During the second quarter of 2000, the Company closed its sewing facility located in Ball Ground, Georgia. Closure costs included in operating expenses in the accompanying statement of operations consist of $29,000 of paid severance costs for 39 employees, impairment charges of $101,160 to record equipment at its net realizable value and other costs of $22,480. As a result, the Company had accrued $20,000 for unpaid closure costs as of June 30, 2000. The Company made payments totaling $6,000 during third quarter 2000, resulting in a remaining liability of $14,000 as of September 30, 2000. The equipment is held for sale at September 30, 2000 and its adjusted basis of $36,039 is included in the other current assets in the accompanying balance sheet.

5.       LITIGATION

         The Company is a party to various lawsuits in the ordinary course of doing business. The Company intends to defend these matters vigorously. Management is currently in the process of attempting to settle one of these lawsuits, however, no settlement has been reached to date. The outcome of these matters cannot presently be determined. Accordingly, no provision for any loss that may result for the resolution of these matters has been made in the accompanying financial statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                -----------------------------       -----------------------------
                                                SEPTEMBER 30,      OCTOBER 2,       SEPTEMBER 30,      OCTOBER 2,
                                                    2000              1999              2000              1999
Net sales                                           100.0%            100.0%            100.0%            100.0%
Cost of goods sold                                   84.0              84.5              82.7              83.7
                                                 --------          --------          --------          --------
Gross profit                                         16.0              15.5              17.3              16.3
Operating expenses                                   12.6              12.1              13.6              13.0
                                                 --------          --------          --------          --------
Operating income                                      3.4               3.4               3.7               3.3
Other expense principally interest                    1.3               1.0               1.3               1.0
                                                 --------          --------          --------          --------
Income before income taxes                            2.1               2.4               2.4               2.3
Income tax provision                                  0.8               0.6               0.9               0.8
                                                 --------          --------          --------          --------
Net income                                            1.3%              1.8%              1.5%              1.5%
                                                 ========          ========          ========          ========


Third Quarter of 2000 Compared to Third Quarter of 1999

         The Company's net sales decreased $896,000, or 3.4%, to $25.1 million in the third quarter of 2000 (the "2000 Quarter") from $26.0 million in the third quarter of 1999 (the "1999 Quarter"). The decrease in net sales was primarily due to the inability to replace sales of discontinued products and lower selling prices of certain styles.

         The Company's gross profit remained constant at $4.0 million for the third quarters of 2000 and 1999. The gross profit margin increased to 16% for the 2000 Quarter compared to 15.5% in the 1999 Quarter. The increase in gross profit margin is the result of increased sales of higher margin manufactured products combined with lower costs of goods sold due to improved purchasing procedures on distribution products.

         Operating expenses remained constant at $3.2 million for the third quarters of 2000 and 1999. As a percentage of net sales, operating expenses increased to 12.6% in the 2000 Quarter from 12.1% in the 1999 Quarter.

         As a result of the above factors, operating income decreased $10,000, or 1.1%, to $860,000 in the 2000 Quarter from $870,000 in the 1999 Quarter. As a percentage of net sales, operating income remained constant at 3.4%.

         Other expenses, which consist principally of interest expense, increased $66,000, or 26.7%, to $313,000 in the 2000 Quarter from $247,000 in the 1999 Quarter. The increase was primarily due to higher interest rates attributable to increases in the borrowing rate. Other expenses, as a percentage of net sales, increased to 1.3% in the 2000 Quarter from 1.0% in the 1999 Quarter.

         As a result of the above factors, income before income taxes decreased $76,000, or 12.2%, to $547,000 in the 2000 Quarter from $623,000 in the 1999
Quarter. Income before income taxes as a percentage of net sales decreased to 2.1% in 2000 Quarter from 2.4% in the 1999 Quarter.

         The Company recorded an income tax provision of $207,000 in the 2000 Quarter compared to $161,000 in the 1999 Quarter. The provision for both quarters approximates the statutory federal and state income tax rates.

         As a result of the above factors, net income decreased $122,000, or 26.4%, to $340,000 ($.08 per diluted share) in the 2000 Quarter from $462,000 ($.11 per diluted share) in the 1999 Quarter. As a percentage of net sales, net income decreased to 1.3% in the 2000 Quarter from 1.8% in the 1999 Quarter.

First Nine Months of 2000 Compared to First Nine Months of 1999

         The Company's net sales decreased $123,000, or 0.2%, to $73.6 million in the first nine months of 2000 ( the "2000 Period") from $73.7 million in the first nine months of 1999 (the "1999 Period). The decrease in net sales was primarily due to the inability to replace sales of discontinued products and lower selling prices of certain styles.

         The Company's gross profit increased $707,000, or 5.9%, to $12.7 million for the 2000 Period from $12.0 million in the 1999 Period. Gross profit margin increased to 17.3% in the 2000 Period from 16.3% in the 1999 Period. The increase in gross profit and gross profit margin is attributable to increased sales of higher margin manufactured product and lower costs of goods sold due to improved purchasing procedures on distribution products.

         Operating expenses increased $466,000, or 4.9%, to $10.0 million in the 2000 Period from $9.6 million in the 1999 Period. The increase in operating expenses is due primarily to increased selling costs associated with the national sales program and the Ball Ground facility closure. As a percentage of net sales, operating expenses increased to 13.6% in the 2000 Period from 13.0% in the 1999 Period.

         As a result of the above factors, operating income increased $241,000, or 9.9%, to $2.7 million in the 2000 Period from $2.4 million in the 1999 Period. As a percentage of net sales, operating income increased to 3.7% in the 2000 Period from 3.3% in the 1999 Period.

         Other expenses, which consist principally of interest expense, increased $218,000, or 29.9%, to $948,000 in the 2000 Period from $730,000 in the 1999 Period. The increase was primarily due to higher interest rates attributable to increases in the borrowing rate, and due to increased borrowings under the Company's line of credit during the 2000 Period compared to the 1999 Period, which resulted from financing increased inventory balances during the 2000 Period compared to the 1999 Period. Other expense as a percentage of net sales increased to 1.3% in the 2000 Period from 1.0% in the 1999 Period.

         Income before income taxes remained constant at $1.7 million for the first nine months of both 2000 and 1999. Income before income taxes as a percentage of net sales increased to 2.4% in the 2000 Period from 2.3% in the 1999 Period.

         The Company recorded an income tax provision of $687,000 in the 2000 Period compared to $602,000 in the 1999 Period. The provision for both periods approximates the statutory federal and state income tax rates.

         As a result of the above factors, net income decreased $62,000, or 5.6%, to $1.0 million ($.24 per diluted share) in the 2000 Period from $1.1 million ($.26 per diluted share) in the 1999 Period. As a percentage of net sales, net income remained constant at 1.5%.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $3.4 million for the 2000 Period compared to net cash used in operations of ($4.1) million in the 1999 Period. The net cash generated in operations in the 2000 Period was primarily due to the Company's net income combined with increases in accounts payable and accrued expenses offset by an increase in accounts receivable. The net cash used in operations in the 1999 Period was primarily used to support increased accounts receivable levels offset by decreased inventory levels.

         The Company maintains a credit facility with a bank. At September 30, 2000 the credit facility, as amended, (i) provides for maximum borrowings of $17.0 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and
(iii) bears interest at the prime rate plus .25% or LIBOR plus 2.25% (subject to repricing annually). The facility is secured by substantially all the Company's assets. As of October 23, 2000, the Company had borrowings totaling $10.2 million outstanding under the credit facility and availability to borrow $6.4 million.

         Over the next twelve months the Company plans to spend approximately $930,000 for capital expenditures, including the purchase of a warehouse locator system for each of the six distribution sites, warehouse racking for some of the locations, a new telephone system, and to fund the redesign and construction of the showrooms.

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

         The Company is a party to various lawsuits in the ordinary course of doing business. The Company intends to vigorously defend these matters, although there can be no assurance as to the ultimate outcome. Management is currently in settlement negotiations with respect to one lawsuit. There can be no assurance that a favorable settlement can be reached, nor can there be any assurance that a settlement or ultimate judgment, as the case may be, will not have a material adverse effect on the Company's results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No response is required to this item.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 27  Financial Data Schedule


         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FULL LINE DISTRIBUTORS, INC.

Dated:   November 10, 2000                  By:      /s/ Isador E. Mitzner
                                                     ----------------------------------------------------
                                                     Isador E. Mitzner, Chairman
                                                     and Chief Executive Officer



Dated:   November 10, 2000                  By:      /s/ Mickie Schneider
                                                     ----------------------------------------------------
                                                     Mickie Schneider
                                                     (acting  principal  financial and accounting officer)