Form 10-K
period 2000-12-30
FULL LINE DISTRIBUTORS INC
filed 2001-03-28
CIK 913950

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO. 0-23234
                          FULL LINE DISTRIBUTORS, INC.
             (Exact name of registrant as specified in its charter)

            GEORGIA                                    58-1724902
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification No.)

      1200 AIRPORT DRIVE,                                30107
      BALL GROUND, GEORGIA
(Address of principal executive                        (Zip Code)
             offices)

        Issuer's telephone number, including area code:  (770) 479-1877

 Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act
                                    of 1934:

                        COMMON STOCK, WITHOUT PAR VALUE

 Securities Registered Pursuant to Section 12(g) of the Act Securities Exchange
                                  Act of 1934:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (1,626,006 shares) on March 15, 2001 was $1,525,194. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

    The number of shares outstanding of the registrant's Common Stock, without par value, as of March 15, 2001: 4,222,501 shares.
                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD IN 2001 ARE INCORPORATED BY REFERENCE INTO
PART III OF THIS REPORT, WITH THE EXCEPTION OF INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED UNDER ITEM 10 OF PART III, WHICH INFORMATION IS INCLUDED IN
PART I, ITEM 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Full Line Distributors, Inc. (the "Company"), which changed its name from L.A. T Sportswear, Inc. on March 1, 2000, is a national distributor and manufacturer of quality imprintable and decorable knitted sportswear. Through its distribution operations, the Company is a national distributor of undecorated garments for the imprinted sportswear industry, carrying a broad product line, including basic t-shirts and sweatshirts, golf shirts, baseball and golf caps, jackets, athletic jerseys and shorts, bags and aprons. The Company carries the products and brands of nationally recognized manufacturers, including Fruit of the Loom(R), Hanes(R), Jerzees(R) and Jonathan Corey(R), as well as its own line of manufactured apparel. The Company targets the small independent imprinter and decorator and seeks to provide that customer with a broad product line, carried in-depth at multiple locations to ensure that the customer's order is filled and received on a "just in time" basis. In 2000, approximately 18% (vs. 17% in 1999 and 20% in 1998) of the Company's revenues were sales of self-manufactured products. The Company designs and manufactures decorable sportswear, primarily for the infant and toddler, youth, ladies and corporate markets. The Company's manufactured products include basic t-shirts, sweatshirts and one-piece rompers in infant and toddler wear, under the Rabbit Skins(R) brand; cover-ups, tank tops, shorts and ladies and girls fashion coordinates, under the L.A. T Sportswear(R) brand; men and boys spirit wear under the L.A. T Sport(R) brand; and golf shirts, dress shirts and denim shirts under the Woodbridge(TM) brand.

OPERATIONS

     The Company is a national distributor of decorable sportswear and accessories. The imprinted sportswear industry is highly fragmented and includes a wide variety of businesses such as screen printers, embroiderers, advertising specialty companies, crafters, sporting goods and uniform companies. The majority of the Company's distribution customers are small, independent companies that lack the capitalization and space requirements to warehouse their product needs, instead relying on distributors such as the Company to supply their products. The Company believes that for these customers, breadth of product line, immediate availability of product and superior customer service are as important as price. For these reasons, the Company's distribution operations are geared to breadth of product line, depth of inventory and prompt order filling, as well as competitive pricing. The Company carries a wide variety of specialty products from bags and aprons to golf shirts in over 300 colors and sizes ranging from extra-small to five-extra large.

  Products

     The Company's distribution philosophy is to provide its customers a broad selection of imprintable sportswear, carried in depth in inventory, and available to the customer within the most responsive time.

     At December 30, 2000, the Company's inventory included approximately 370 styles of products from 15 garment and accessories manufacturers. This inventory included approximately 9,139 individual items (SKUs) including all color and size variations. The Company's primary suppliers are Fruit of the Loom(R), Hanes(R) and Jerzees(R) (t-shirts and sweatshirts), Print-Ons(R) and Jonathan Corey(R) (golf shirts and sports shirts), Yupoong(R) (baseball and golf caps), Rabbit Skins(R) (infant and toddler wear), L.A.T Sport(R) (men and boys spirit wear), L.A. T Sportswear(R) (ladies and girls fashion wear), and Woodbridge(TM) (corporate apparel). Product offerings are reviewed annually in connection with the preparation of the Company's catalog, new and expanded lines are routinely added and slow moving or discontinued products are deleted.

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

  Customers and Customer Service

     The Company's customers are predominantly small independent imprinters, embroiderers, advertising specialty companies, crafters and sporting goods and uniform companies which purchase their requirements on an as needed basis for immediate delivery. At December 30, 2000, the Company had an active customer list of over 25,000 customers (customers who had placed an order within the preceding year). In 2000, the largest customer accounted for less than 2% of the Company's $95.2 million in sales and the Company's ten largest customers accounted for less than 8% of sales. By contrast, approximately 78% of sales were to customers who purchased less than $100,000 worth of merchandise during the year. All credit decisions are handled by the Company's centralized credit staff at its Atlanta facility. For 2000, the Company experienced credit losses of 0.9% of sales.

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

  Marketing and Advertising

     The Company primarily markets its products through its catalog, trade shows, major trade magazines, direct mail flyers, mass facsimiles and its in-house and outside sales force. The Company produces and distributes approximately 415,000 catalogs annually. Advertisements and flyers are designed to educate the customer about the Company's business by highlighting its multiple locations, extended operating hours, excellent service and product availability.

     The Company exhibited at 10 industry trade shows in 2000. The participation in these trade shows provides the Company with opportunities to display its collection of imprintable apparel and solicit new customers. The Company's in-house and outside sales staff sell to major screen printers, embroiderers, advertising-specialty and uniform customers in the imprintable sportswear industry.

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

     Under its Rabbit Skins(R) label, the Company produces a full line of activewear for infants and toddlers, including basic t-shirts and sweatshirts, one-piece rompers, dresses and fashion coordinates. The Company's 2001 Rabbit Skins(R) line consists of approximately 53 styles and 674 SKUs including all color and size variations. Rabbit Skins(R) infant and toddler wear was the first product line developed by the Company and the Company believes it is a major manufacturer in this category of imprintable garments.

     In 2001, the Company introduced a new line under the label L.A. T Sport(R), which focuses on men and boys athletic spirit wear. The line combines athletic styles from both the L.A. T Sportswear(R) label and the L.A. T For Kids(R) label, as well as a variety of new styles. The L.A. T Sport(R) line consists of approximately 26 styles and 836 SKUs.

     The Company designs and manufactures a line of ladies and girls fashion wear under the label L.A. T Sportswear(R). Offerings in this line consist of shorts, fashion t-shirts and tops, and cover-ups. The line consists of approximately 47 styles and 451 SKUs. The L.A. T Sportswear(R) line tends to be more upscale and fashion oriented, avoiding the commodity-type garment offerings. Although all L.A. T Sportswear(R) garments are sold as separates, the Company makes available many products in the line as top/bottom coordinates.

     The Company also produces a line of corporate apparel under the Woodbridge(TM) label. The Woodbridge(TM) line consists of 10 styles and 236 SKUs that includes golf shirts, dress shirts and denim shirts.

     Product development and new product design are the primary responsibility of the Company's merchandising department, with new product ideas and proposals subject to review by the Company's marketing personnel and executive officers at regularly scheduled meetings. The Company considers itself an innovator in new product style development.

     Approximately half of the Company's products are manufactured at two facilities in Georgia. Management believes that the manufacturing of some of its products domestically permits it to have greater control over production, enhances the quality of the finished product and facilitates greater responsiveness to its customers' needs. Management also believes that the Company's ability to accommodate orders in varying quantities while controlling production costs and maintaining consistent quality provides it with a competitive advantage. The other half of the Company's manufactured products are sewn by off-shore contractors or imported as finished garments. Management believes that utilizing off-shore labor for some of its manufacturing helps the Company to remain competitive on price.

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

  Backlog

     As of December 30, 2000, the Company had a backlog of orders believed to be firm of approximately $1,864,217 for products to be delivered during 2001. At January 1, 2000, the backlog totaled $1,682,676.

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

EMPLOYEES

     At December 30, 2000, the Company employed approximately 386 full time employees, of which 46 were salaried, 244 were paid on an hourly basis and 96 were paid on an incentive piece work basis. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME                                        POSITION WITH COMPANY
----                                        ---------------------
Isador E. Mitzner.........................  Chairman of the Board and Chief Executive
                                            Officer
J. David Keller...........................  President and Secretary
Gina Watson-McElroy.......................  Executive Vice President -- Operations

     Isador E. Mitzner, age 48, founded the Company, and has served as its Chairman and Chief Executive Officer since its inception in 1978.

     J. David Keller, age 53, joined the Company in March 1981 and has served as President of the manufacturing division since 1987. Mr. Keller has served as a director of the Company since 1986, as President of the Company since October 1993, and as Secretary of the Company since March 1994. For three years prior to joining the Company, Mr. Keller worked for Hanes Activewear as a sales representative in the Southeast United States and the Caribbean.

     Gina Watson-McElroy, age 38, joined the Company in December 1991 and has served as Executive Vice President-Operations since July 1998. Ms. Watson-McElroy served as Merchandising Manager from December 1991 through June 1994, Vice President of Product Development from June 1994 through December 1995, and Vice President of Manufacturing Operations from December 1995 through July 1998.

     The Company currently does not have a full-time Chief Financial Officer. Until the Company appoints a full-time Chief Financial Officer, Mickie Schneider, the Company's Controller, is serving as Acting Chief Financial Officer.

TRADEMARKS

     The Company believes its trademarks have significant value and are important to its marketing efforts. The Company has registered the trademarks Rabbit Skins(R), L.A. T Sport(R) and L.A. T Sportswear(R) with the United States Patent and Trademark office. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

     The Company sells products under various trademarks and trade names used in this Annual Report that are the property of owners other than the Company. The following is a list of such trademarks and tradenames that are used in this Annual Report: Fruit of the Loom(R); Hanes(R); Jerzees(R); Jonathan Corey(R); Print-Ons(R); and Yupoong(R).

ITEM 2.  PROPERTIES

     The following table presents information as to the real properties and facilities of the Company as of March 20, 2001:

                                                                         SQUARE
FACILITY AND LOCATION                              PRIMARY UTILIZATION   FOOTAGE   NATURE OF OWNERSHIP
---------------------                              -------------------   -------   -------------------
Ball Ground, Georgia.............................  Administration,       68,000    Owned
                                                   purchasing and
                                                   centralized
                                                   distribution
Ball Ground, Georgia.............................  Production            46,000    Owned
                                                   planning,
                                                   centralized cutting
                                                   and raw materials
                                                   warehousing
Roberta, Georgia.................................  Sewing                29,000    Leased through
                                                                                    January 2008
Atlanta, Georgia.................................  Administration and    70,000    Leased through
                                                   distribution                     December 2004
Cleveland, Ohio..................................  Distribution          49,700    Leased through
                                                                                    October 2001
Fullerton, California............................  Distribution          43,200    Leased through
                                                                                    November 2003
Houston, Texas...................................  Distribution          59,000    Leased through
                                                                                    December 2002
Miami, Florida...................................  Distribution          41,000    Leased through
                                                                                    December 2004
St. Louis, Missouri..............................  Distribution          44,200    Leased through
                                                                                    March 2003

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various lawsuits in the ordinary course of doing business. The Company intends to defend these matters vigorously. The outcome of such lawsuits cannot presently be determined, but is not expected to have a material impact on the Company's financial position or results of operations. Accordingly, no provision for any loss that may result from such lawsuits has been made in the accompanying financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 30, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock currently trades on the American Stock Exchange under the symbol FLD. From January 25, 1994 through February 20, 1997, the Common Stock traded on the NASDAQ National Market and from February 21, 1997 through February 7, 2000 on the OTC Bulletin Board under the symbol LATS. The following table sets forth, by fiscal quarter, the high and low sales prices (high and low bid prices with respect to the period during which the Company's shares were quoted on the OTC Bulletin Board) of the Common Stock reported by The Nasdaq Stock Market, the OTC Bulletin Board or the American Stock Exchange during the most recent two fiscal years. Quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                              HIGH        LOW
                                                              ----        ---
Fiscal Year Ended January 1, 2000:
  First Quarter ended April 3, 1999.........................   1 27/32     1 1/16
  Second Quarter ended July 3, 1999.........................   1 21/32     1 7/16
  Third Quarter ended October 2, 1999.......................   1 17/32     1 3/16
  Fourth Quarter ended January 1, 2000......................   1 7/16      1 3/16

Fiscal Year Ended December 30, 2000:
  First Quarter ended April 1, 2000.........................   1 3/4       1 3/16
  Second Quarter ended July 1, 2000.........................   1 3/4       1 1/8
  Third Quarter ended September 30, 2000....................   1 3/4       1 1/8
  Fourth Quarter ended December 30, 2000....................   1 1/16        11/16

     As of March 20, 2001, the number of shareholders of record of the Company's Common Stock was approximately 51 and the number of beneficial holders of the Company's Common Stock was approximately 301. The Company has not declared or paid any cash dividends on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings, if any, for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, bank and other contractual restrictions and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   FISCAL YEAR(1)
                                                   -----------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS STATEMENT DATA:
  Net sales......................................  $95,232   $94,672   $81,874   $72,608   $94,834
  Cost of goods sold.............................   78,504    78,813    68,570    60,732    79,136
                                                   -------   -------   -------   -------   -------
  Gross profit...................................   16,728    15,859    13,304    11,876    15,698
  Operating expenses.............................   13,715    13,008    10,784    11,038    16,147
  Restructuring charge...........................      136        --        --        --        --
                                                   -------   -------   -------   -------   -------
  Operating profit (loss)........................    2,877     2,851     2,520       838      (449)

                                                                   FISCAL YEAR(1)
                                                   -----------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Other income (expense):
     Interest expense............................   (1,296)   (1,115)   (1,125)   (1,582)   (2,047)
     Other income (expense)......................      107        35      (110)       19         4
                                                   -------   -------   -------   -------   -------
  Income (loss) before income tax................    1,688     1,771     1,285      (725)   (2,492)
  (Provision) benefit for income taxes(2)........     (644)      372       (76)      (21)     (172)
                                                   -------   -------   -------   -------   -------
  Net income (loss)..............................    1,044   $ 2,143   $ 1,209   $  (746)  $(2,664)
                                                   =======   =======   =======   =======   =======
  Net income (loss) per share:
     Basic.......................................  $  0.25   $  0.51   $  0.29   $ (0.18)  $ (0.63)
     Diluted(2)..................................  $  0.24   $  0.50   $  0.29   $ (0.18)  $ (0.63)
  Weighted average shares outstanding:
     Basic.......................................    4,212     4,200     4,200     4,200     4,200
     Diluted.....................................    4,275     4,286     4,214     4,200     4,200
BALANCE SHEET DATA (AT END OF YEAR):
  Working capital................................  $23,907   $25,169   $18,620   $18,282   $25,802
  Property, plant and equipment, net.............    3,382     3,803     3,201     3,749     4,315
  Total assets...................................   37,880    36,422    34,463    28,739    36,519
  Short-term borrowings..........................      178       164        30        23        22
  Long-term debt, net of current portion.........   12,364    15,108    10,162    11,732    18,929
  Stockholders' equity...........................   14,649    13,589    11,444    10,235    10,981

---------------

(1) Prior to fiscal year 1998, the Company's year-end was the last Saturday in December. Beginning in fiscal year 1998, the Company modified its operating year to end on the Saturday closest to December 31st. Due to this change, fiscal 1998 contained 53 weeks; all other years presented contained 52 weeks.
(2) Includes a tax benefit (principally from the reversal of net deferred tax asset's valuation allowance) of approximately $1.1 million ($0.25 per diluted share) for fiscal year 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements contained herein are related to the plans and objectives of management for the future operations, economic performance, projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. In the following discussion and elsewhere in this report, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," or similar words are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, and it wishes to identify important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion and elsewhere in this report. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include but are not limited to the following:
(1) heightened competition, particularly intensified price competition; (2) general economic and business conditions which are less favorable than expected;
(3) unanticipated changes in industry trends; and (4) other risks detailed herein and from time to time in the Company's other reports.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the components of the Company's statements of operations expressed as a percentage of net sales:

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   82.4     83.3     83.8
                                                              -----    -----    -----
Gross profit................................................   17.6     16.7     16.2
Operating expenses..........................................   14.5     13.7     13.1
                                                              -----    -----    -----
Operating profit............................................    3.1      3.0      3.1
Other expense:
  Interest expense..........................................   (1.4)    (1.2)    (1.4)
  Other, net................................................    0.1       --     (0.1)
                                                              -----    -----    -----
Income before income taxes..................................    1.8      1.8      1.6
(Provision) benefit for income taxes........................   (0.7)     0.4     (0.1)
                                                              -----    -----    -----
Net income..................................................    1.1%     2.2%     1.5%
                                                              =====    =====    =====

  Comparison of 2000 to 1999

     The Company's net sales increased approximately $560,000, or 0.6%, to $95.2 million in 2000 from $94.7 million in 1999. The slight increase in net sales was primarily attributable to an intensified sales effort and improved product availability.

     The Company's gross profit increased approximately $869,000, or 5.5%, to $16.7 million for 2000 from $15.9 million in 1999. The increase in gross profit is attributable to the increase in net sales and to improved profit margins. As a percentage of net sales, gross profit increased to 17.6% in 2000 from 16.7% in 1999. The increase in gross profit margin is due principally to improved purchasing procedures on distribution products.

     Operating expenses increased approximately $843,000, or 6.5%, to $13.9 million in 2000 from $13.0 million in 1999. The increase in operating expenses was primarily due to higher facility and selling costs, increased corporate administrative and legal expenses, and costs associated with the June 30, 2000 Ball Ground sewing facility closure. As a percentage of net sales, operating expenses increased to 14.5% in 2000 from 13.7% in 1999.

     As a result of the above factors, operating profit remained constant at $2.9 million for 2000 and 1999.

     Interest expense increased to $1.3 million in 2000 from $1.1 million in 1999. The Company's borrowing rate with its bank was reduced from prime plus
 .25% or LIBOR plus 2.50% in 1999 to prime or LIBOR plus 2.25% in 2000. However, the benefit of the reduced rate was offset by increases to the prime rate during 2000 and by increased borrowings under the Company's line of credit.

     As a result of the above factors, income before income taxes decreased approximately $83,000, or 4.7% to $1.7 million in 2000 from $1.8 million in 1999. Income before income taxes as a percentage of net sales remained relatively constant for 2000 and 1999.

     In 2000 the Company had an income tax provision of $644,000 compared to a tax benefit of $372,000 in 1999. The 1999 income tax provision of approximately $700,000 at statutory federal and state rates was favorably affected by a reduction in the deferred tax valuation allowance (and certain other minor offsetting matters) aggregating approximately $1.1 million, resulting in the benefit of approximately $372,000. Both the benefit and provision were computed based upon applying federal and state income tax rates to taxable income and offsetting the provision or benefit with changes in valuation allowances associated with deferred tax assets.

     As a result of the factors described above, net income decreased approximately $1.1 million, or 51.3%, to $1.0 million in 2000 from $2.1 million in 1999. Net income as a percentage of net sales decreased to 1.1% in 2000 from 2.2% in 1999.

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

     Operating expenses increased approximately $2.2 million, or 20.6%, to $13.0 million in 1999 from $10.8 million in 1998. The increase in operating expenses was due primarily to increased selling costs associated with the national sales program, increased distribution costs, and to costs associated with the purchase of a new computer system which included training, data conversion costs and other non-capitalized costs. As a percentage of net sales, operating expenses increased to 13.7% in 1999 from 13.1% in 1998.

     As a result of the increase in net sales and gross profit, operating profit increased approximately $331,000, or 13.1% to $2.9 million in 1999 from $2.5 million in 1998. As a percentage of net sales, operating profit was 3.0% and 3.1% in 1999 and 1998, respectively.

     Interest expense was $1.1 million in both 1999 and 1998. The Company's borrowing rate with its bank was reduced from prime plus 1% in 1998 to prime plus .25% or LIBOR plus 2.50% in 1999. However, the benefit of the reduced rate was offset by increases to the prime rate during 1999 and by increased borrowings under the Company's line of credit.

     As a result of the above factors, income before income taxes increased approximately $486,000, or 37.8%, to $1.8 million in 1999 from $1.3 million in 1998. Income before income taxes as a percentage of net sales increased to 1.8% in 1999 from 1.6% in 1998.

     In 1999 the Company had an income tax benefit of $372,000 compared to an income tax expense of $76,000 in 1998. The 1999 income tax provision of approximately $700,000 at statutory federal and state rates was favorably affected by a reduction in the deferred tax valuation allowance (and certain other minor offsetting matters) aggregating approximately $1.1 million. As profitable operations have continued through fiscal 1999, the Company (in the fourth quarter of fiscal 1999) reduced its deferred tax valuation allowance as management believes that it is now more likely than not that most of the Company's net deferred tax assets will be realized.

     As a result of the factors described above, net income increased approximately $934,000, or 77.3%, to $2.1 million in 1999 from $1.2 million in 1998. Net income as a percentage of net sales increased to 2.2% in 1999 from 1.5% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $3.2 million, $(4.1) million and $1.9 million in 2000, 1999 and 1998, respectively. In 2000, cash provided by operating activities was primarily used to repay $2.6 million of borrowings under the Company's credit facility with a bank.

     At December 30, 2000, the credit facility, as amended, (i) provided for maximum borrowings of $17 million (subject to certain collateral restrictions based on eligible receivables, inventory and fixed assets), (ii) expires on April 30, 2002 and (iii) bore interest at the prime rate or LIBOR plus 2.25% (subject to repricing annually). The facility is secured by substantially all the Company's assets. As of March 20, 2001, the Company had borrowings totaling $11.1 million outstanding under the credit facility and availability to borrow $5.8 million.

     The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with the terms of its credit facility. Management believes that internally generated funds and funds available from the Company's line of credit will be sufficient to meet the Company's capital requirements and operating needs in fiscal 2001. However, if there is a significant reduction of internally generated funds or the Company is unable to meet financial covenants in the credit facility, the Company may require additional funds from outside financing sources. In such event, there can be no assurance that the Company will be able to obtain such funding as and when required or on acceptable terms.

EFFECTS OF INFLATION

     The Company does not believe inflation has materially impacted earnings during the past three years. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices but there is no assurance of such.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks from changes in interest rates that may impact our financial position. We have never used derivative instruments or engaged in hedging activities.

     The Company's credit facility bears interest at the prime rate or LIBOR plus 2.25%, subject to repricing annually. Accordingly, changes in the prime rate or LIBOR, which are effected by changes in interest rates generally, will offset the interest rate on and therefore the Company's costs under the credit facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed with this report:

          Independent Auditors' Report

          Balance Sheets as of December 30, 2000 and January 1, 2000

          Statements of Operations for the years ended December 30, 2000, January 1, 2000, and January 2, 1999

          Statements of Stockholders' Equity for the years ended December 30, 2000, January 1, 2000, and January 2, 1999

          Statements of Cash Flows for the years ended December 30, 2000, January 1, 2000, and January 2, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Full Line Distributors, Inc.:

     We have audited the accompanying balance sheets of Full Line Distributors, Inc. (the "Company") as of December 30, 2000 and January 1, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2000 and January 1, 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 31, 2001

                          FULL LINE DISTRIBUTORS, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
                                                                (IN THOUSANDS, EXCEPT
                                                                 SHARE INFORMATION)
                                        ASSETS
Current Assets:
  Cash......................................................    $   404       $   233
  Accounts receivable, net of allowance for doubtful
     accounts of $1,334 and $1,517, respectively............      7,055         7,362
  Inventories -- Net........................................     25,050        23,202
  Other current assets......................................      1,864         1,693
                                                                -------       -------
          Total current assets..............................     34,373        32,490
Property, Plant and Equipment -- Net........................      3,382         3,803
Other Assets -- Net.........................................        125           129
                                                                -------       -------
                                                                $37,880       $36,422
                                                                =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $ 9,194       $ 6,090
  Current portion of long-term debt.........................        178           164
  Accrued expenses..........................................      1,094         1,067
                                                                -------       -------
          Total current liabilities.........................     10,466         7,321
Long-Term Debt..............................................     12,364        15,108
Other Long Term Liabilities.................................        401           404
Commitments and Contingencies (Notes 5, 9 & 10)
Stockholders' Equity:
  Preferred stock, 5,000,000 shares authorized; no shares
     issued common stock, no par value; 25,000,000 shares
     authorized; 4,222,501 and 4,202,501 shares issued and
     outstanding............................................     10,843        10,827
  Paid in capital...........................................      3,304         3,304
  Retained earnings (accumulated deficit)...................        502          (542)
                                                                -------       -------
          Total stockholders' equity........................     14,649        13,589
                                                                -------       -------
                                                                $37,880       $36,422
                                                                =======       =======

                       See notes to financial statements.

                          FULL LINE DISTRIBUTORS, INC.

                            STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                                  2000          2000         1999
                                                               (52 WEEKS)    (52 WEEKS)   (53 WEEKS)
                                                              ------------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales...................................................    $95,232       $94,672      $81,874
Cost of Goods Sold..........................................     78,504        78,813       68,570
                                                                -------       -------      -------
     Gross Profit...........................................     16,728        15,859       13,304
Operating Expenses..........................................     13,851        13,008       10,784
                                                                -------       -------      -------
Operating Profit............................................      2,877         2,851        2,520
Other (Expenses) Income:
  Interest expense..........................................     (1,296)       (1,115)      (1,125)
  Other, net................................................        107            35         (110)
                                                                -------       -------      -------
          Total other expenses..............................     (1,189)       (1,080)      (1,235)
                                                                -------       -------      -------
Income Before Income Taxes..................................      1,688         1,771        1,285
(Provision) Benefit for Income Taxes........................       (644)          372          (76)
                                                                -------       -------      -------
Net Income..................................................    $ 1,044       $ 2,143      $ 1,209
                                                                =======       =======      =======
Net Income Per Share:
  Basic.....................................................    $  0.25       $  0.51      $  0.29
  Diluted...................................................    $  0.24       $  0.50      $  0.29
Weighted Average Shares Outstanding:
  Basic.....................................................      4,212         4,200        4,200
  Diluted...................................................      4,275         4,286        4,214

                       See notes to financial statements.

                          FULL LINE DISTRIBUTORS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        COMMON STOCK
                                                      ----------------   PAID-IN     RETAINED EARNINGS
                                                      SHARES   AMOUNT    CAPITAL   (ACCUMULATED DEFICIT)
                                                      ------   -------   -------   ---------------------
                                                                        (IN THOUSANDS)
Balance -- December 27, 1997........................  4,200    $10,825   $3,304           $(3,894)
  Net income........................................                                        1,209
                                                      -----    -------   ------           -------
Balance -- January 2, 1999..........................  4,200     10,825    3,304            (2,685)
  Net income........................................                                        2,143
  Exercise of stock options.........................      3          2
                                                      -----    -------   ------           -------
Balance -- January 1, 2000..........................  4,203     10,827    3,304              (542)
  Net Income........................................                                        1,044
  Exercise of stock options.........................     20         16
                                                      -----    -------   ------           -------
Balance -- December 30, 2000........................  4,223    $10,843   $3,304           $   502
                                                      =====    =======   ======           =======

                       See notes to financial statements.

                          FULL LINE DISTRIBUTORS, INC.

                            STATEMENTS OF CASH FLOW

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                                  2000          2000         1999
                                                               (52 WEEKS)    (52 WEEKS)   (53 WEEKS)
                                                              ------------   ----------   ----------
                                                                          (IN THOUSANDS)
Operating Activities:
  Net income................................................     $1,044        $2,143       $1,209
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
  Depreciation and amortization.............................        579           584          646
  Provision for doubtful accounts receivable................        376           443          368
  Loss on disposal of fixed assets..........................         24             9          113
  Changes in assets and liabilities providing (using) cash:
     Accounts receivable....................................        (69)       (1,690)        (960)
     Inventories............................................     (1,848)          463       (5,336)
     Accounts payable.......................................      3,105        (5,557)       6,123
     Accrued expenses.......................................        131           258           81
     Other..................................................       (146)         (750)        (366)
                                                                 ------        ------       ------
          Net cash provided by (used in) operating
            activities......................................      3,196        (4,097)       1,878
Investing Activities:
  Purchase of property, plant and equipment.................       (314)       (1,160)        (108)
  Proceeds from sale of property, plant and equipment.......          3             1           23
                                                                 ------        ------       ------
          Net cash used in investing activities.............       (311)       (1,159)         (85)
Financing Activities:
  (Repayments) borrowings under line of credit, net.........     (2,577)        4,745       (1,540)
  Proceeds from long term borrowings........................                      417
  Repayments of long term borrowings........................       (153)          (82)         (23)
  Proceeds from stock option exercise.......................         16             2
                                                                 ------        ------       ------
          Net cash (used in) provided by financing
            activities......................................     (2,714)        5,082       (1,563)
                                                                 ------        ------       ------
Net Increase (Decrease) in Cash.............................        171          (174)         230
  Cash:
     Beginning of year......................................        233           407          177
                                                                 ------        ------       ------
     End of year............................................     $  404        $  233       $  407
                                                                 ======        ======       ======
Supplemental Information:
  Cash paid during the year for:
     Interest...............................................     $1,296        $1,119       $1,158
                                                                 ======        ======       ======
     Income taxes...........................................     $  659        $  973       $   91
                                                                 ======        ======       ======

                       See notes to financial statements.

                          FULL LINE DISTRIBUTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS

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

     Prior to 1998, the Company's fiscal year ended on the last Saturday in December. The years ended December 30, 2000 (fiscal 2000) and January 1, 2000 (fiscal 1999) contained approximately 52 weeks. The Company modified its operating year in 1998 to end on the Saturday closest to December 31. Due to the change, the year ended January 2,1999 (fiscal 1998) contained 53 weeks.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories. Inventories are stated at the lower of cost (first-in first-out method) or market net of a reserve for markdowns and obsolescence.

     Revenue Recognition. Staff Accounting Bulletin No. ("SAB") 101, "Revenue Recognition in Financial Statements" provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and 101B, was effective beginning in the fourth quarter of fiscal year 2000. Management assessed the impact of the adoption of SAB 101 on the Company's 2000 financial position and results of operations and determined the affect to not be material. The Company recognizes revenue from product sales when shipped to the customer. At this point persuasive evidence of a sale arrangement exists, and the Company's price to the buyer is fixed and determinable and collectibility of the associated receivable is reasonably assured.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost and are depreciated principally using the straight-line method over the estimated asset lives. Buildings and improvements are depreciated over 40 years, while machinery and equipment and furniture and fixtures are depreciated over periods ranging principally from five to ten years.

     The Company periodically evaluates assets for possible impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In the event of a possible impairment, an evaluation of recoverability is performed. Such evaluation would compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write down to fair market value is required. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets. The Company discontinues depreciation of assets held for sale at the time the decision to sell the assets is made.

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

     Basic and Diluted Net Income Per Share. Basic and diluted net income per share is calculated by dividing net income by the respective weighted average shares outstanding. In fiscal year 2000, 1999 and 1998 diluted net income per share includes the dilutive effect of 63,000, 86,000 and 14,000 options to purchase common stock, respectively.

     Fair Value of Financial Instruments. The Company's line of credit and long term debt bears interest at variable rates. As a result, the carrying value of the Company's financial instruments approximate their fair values.

     Accounting for Derivative Instruments and Hedging Activities. In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS 133, as amended by SFAS 138 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company adopted SFAS 133 on December 31, 2000. The adoption SFAS 133 had no impact on the Company's financial position or results of operations because the Company has no derivatives.

2. INVENTORIES

                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
Raw materials...............................................    $   764       $   823
Work-in-process.............................................        462           506
Finished goods..............................................     25,122        23,351
Reserves (markdowns and obsolescence).......................     (1,298)       (1,478)
                                                                -------       -------
                                                                $25,050       $23,202
                                                                =======       =======

     The Company is obligated to purchase certain raw materials over a twelve-month period through December 31, 2001. The remaining purchase obligation under this contract is approximately $2.2 million at December 30, 2000.

3. PROPERTY, PLANT AND EQUIPMENT

                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
Land........................................................     $  140        $  140
Buildings and improvements..................................      2,635         2,608
Machinery and equipment.....................................      3,784         4,128
Furniture and fixtures......................................        357           358
Construction in process.....................................         15
                                                                 ------        ------
                                                                  6,931         7,234
Less accumulated depreciation...............................      3,549         3,431
                                                                 ------        ------
                                                                 $3,382        $3,803
                                                                 ======        ======

4. LINE OF CREDIT AND LONG-TERM DEBT

  Line of Credit

     The Company maintains a credit facility with a bank. At December 30, 2000, the credit facility, as amended, (i) provides for a revolving credit facility with maximum borrowings of $17.0 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets), (ii) expires on April 30, 2002 and (iii) bears interest at the prime rate or LIBOR plus 2.25% (subject to repricing annually). The facility is secured by substantially all the Company's assets. Under the credit facility the Company had borrowings totaling $11.7 million and availability to borrow $2.7 million as of December 30, 2000, compared to borrowings totaling $14.3 million and availability to borrow $736,000 as of January 1, 2000.

  Long Term Debt

     The Company has a mortgage note payable, which matures November 1, 2007 and bears interest at prime plus 2.0%. The interest rate at December 30, 2000 was 11.5%.

     A summary of long-term debt is as follows:

                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
Notes payable...............................................      $604          $627
Capital lease obligation (Note 5)...........................       233           363
                                                                  ----          ----
                                                                   837           990
Less amounts due within one year............................       178           164
                                                                  ----          ----
                                                                  $659          $826
                                                                  ====          ====

     Maturities of long-term debt (exclusive of the credit facility and capital lease obligation -- see Note 5) at December 30, 2000 are as follows (in thousands):

Fiscal Year
2001........................................................  $ 35
2002........................................................    38
2003........................................................    42
2004........................................................    46
2005........................................................    51
Thereafter..................................................   392
                                                              ----
                                                              $604
                                                              ====

5. COMMITMENTS AND CONTINGENCIES

     The Company leases a plant facility and certain of its distribution facilities under noncancellable operating leases expiring through December 2004. The Company can, at its option, renew most of these leases at the then fair rental value. The Company also leases various other equipment under a capital lease. The net book value of assets under the capital lease at December 30, 2000 was $342,000.

     The present value of net minimum lease payments under the capital lease and future minimum lease payments under noncancellable operating leases at December 30, 2000 are as follows (in thousands):

                                                            CAPITAL LEASE   OPERATING LEASES
                                                            -------------   ----------------
Fiscal Year
2001......................................................      $143             $1,126
2002......................................................        90              1,009
2003......................................................                          658
2004......................................................                          421
                                                                ----             ------
                                                                $233             $3,214
                                                                ====             ======

     Rent expense was $1,319,000, $1,201,000, and $1,191,000 for fiscal 2000,
1999 and 1998, respectively.

     The Company is a party to various lawsuits in the ordinary course of doing business. The Company intends to defend these matters vigorously. The outcome of such lawsuits cannot presently be determined, but is not expected to have a material impact on the Company's financial position or results of operations. Accordingly, no provision for any loss that may result from such lawsuits has been made in the accompanying financial statements.

6. RESTRUCTURING

     During the second quarter of 2000, the Company closed its sewing facility located in Ball Ground, Georgia. Closure costs included in operating expenses in the accompanying statement of operations consist of $29,000 of paid severance costs for 39 employees, impairment charges of $101,160 to record equipment at its net realizable value and other costs of $5,670 which were paid through December 30, 2000. The equipment is held for sale at December 30, 2000 and its adjusted basis of $32,631 is included in the other current assets in the accompanying balance sheet. The Company had no restructuring accrual outstanding at December 30, 2000.

7. INCOME TAXES

     The provision (benefit) for income taxes includes the following (in thousands):

                                                                  FISCAL YEAR
                                                              -------------------
                                                              2000   1999    1998
                                                              ----   -----   ----
Current:
  Federal...................................................  $611   $ 536   $44
  State.....................................................    43      43    32
                                                              ----   -----   ---
                                                               654     579    76
Deferred:
  Federal...................................................   (63)   (769)
  State.....................................................    53    (182)
                                                              ----   -----   ---
                                                               (10)   (951)
                                                              ----   -----   ---
Total provision.............................................  $644   $(372)  $76
                                                              ====   =====   ===

     The provision (benefit) for income taxes differs from amounts computed by applying the federal statutory rate to income before income taxes as follows (in thousands):

                                                                   FISCAL YEAR
                                                              ----------------------
                                                              2000    1999     1998
                                                              ----   -------   -----
Provision at federal statutory rate.........................  $574   $   602   $ 437
State taxes, net of federal benefit.........................    64        86      72
Change in valuation allowance...............................          (1,265)   (458)
Other.......................................................     6       205      25
                                                              ----   -------   -----
                                                              $644   $  (372)  $  76
                                                              ====   =======   =====

     The tax effects of temporary differences at December 30, 2000 and January 1, 2000 are as follows (in thousands):

                                                                ASSETS (LIABILITIES)
                                                              -------------------------
                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
Accounts receivable.........................................     $  461        $  604
Inventory...................................................        711           740
Other.......................................................        244            76
                                                                 ------        ------
  Current deferred tax asset................................     $1,416        $1,420
                                                                 ======        ======
Depreciation................................................     $ (374)       $ (439)
Deferred compensation.......................................        169           169
Net operating loss carryforwards............................                       51
Valuation allowance.........................................       (169)         (169)
                                                                 ------        ------
  Long-term deferred tax liability..........................     $ (374)       $ (388)
                                                                 ======        ======

     As a result of operating losses in fiscal 1995 through 1997, the Company established valuation allowances for all of its net deferred tax assets due to the uncertainty of their realization. As the Company experienced profitable operations during 1998 and 1999, the valuation allowance was reduced by approximately $1.1 million in the fourth quarter of 1999 as management believed that it was more likely than not that most of the Company's net deferred tax assets would be realized. The remaining valuation allowance at December 30, 2000 and January 1, 2000 is being maintained for certain deferred tax assets whose realization remains uncertain.

8. EMPLOYEE AND OUTSIDE DIRECTOR INCENTIVE PLANS

     In 1992, the Company's Chairman granted an option to an officer of the Company to purchase 97,500 shares of the Company's common stock owned by the Chairman for $1.21 per share. The officer resigned in early 1995. During March 1995 and April 1996, the Chairman purchased option rights covering 33,000 and 45,000 shares under this option agreement for approximately $150,000 and $54,800, respectively. As a result, 19,500 shares remain outstanding under this option agreement. The remaining option is currently exercisable and expires on March 1, 2002.

     The Company has established the Full Line Distributors, Inc. 1993 Employee Incentive Plan (the "Incentive Plan"). Awards under this plan may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights,
(iii) restricted stock, or (iv) performance awards of stock, cash or a combination of stock and cash. Stock options granted under the Incentive Plan are nontransferable, have an exercise price of not less than 100% of the fair market value of the stock on the date of the grant, and may have a term of no longer than ten years. The Company has reserved 475,000 shares of common stock for issuance under the Incentive Plan. As of December 30, 2000 and January 1, 2000, 185,150 and 202,350 options, respectively, to acquire shares (which vest over one to four years) were outstanding under this plan.

     During 1994, the Company approved an Outside Directors Incentive Plan and reserved 40,000 shares for plan issuances. Awards under this plan may be represented by (i) nonqualified stock options, (ii) stock appreciation rights,
(iii) restricted stock, or (iv) performance awards of stock, cash or a combination of stock and cash. Stock options granted under the Outside Directors Incentive Plan are nontransferable, have an exercise price of not less than 100% of the fair market value of the stock on the date of the grant, and may have a term of no longer than ten years. As of December 30, 2000 and January 1, 2000, 26,000 options to acquire shares (which vest over three to four years) were outstanding under this plan.

     During 1998, the Company granted its Chief Executive Officer a non-qualified stock option (not included in the Incentive Plan) to purchase 125,000 shares of the Company's common stock at $1.0625 per share representing the fair market value of the stock on the date of grant. The option vests ratably through May 2001 and expires in May 2008. As of December 30, 2000, 83,333 of the shares under the option are currently exercisable and the option remains outstanding.

     Activity for all stock options issued by the Company is as follows:

                                                 2000                 1999                  1998
                                          ------------------   -------------------   ------------------
                                                    WEIGHTED              WEIGHTED             WEIGHTED
                                                    AVERAGE               AVERAGE              AVERAGE
                                                    EXERCISE              EXERCISE             EXERCISE
                                          SHARES     PRICE      SHARES     PRICE     SHARES     PRICE
                                          -------   --------   --------   --------   -------   --------
Options outstanding, beginning of
  year..................................  353,350    $1.38      290,550    $1.38      94,800    $2.32
  Grants................................   15,000     1.63      178,500     1.95     201,000     0.99
  Forfeitures...........................  (12,200)    3.42     (113,200)    2.30      (5,250)    3.39
  Exercised.............................  (20,000)     .78       (2,500)     .75
                                          -------              --------              -------
Options outstanding, end of year........  336,150    $1.35      353,350    $1.38     290,550    $1.38
                                          =======              ========              =======
Options exercisable, end of year........  192,608    $1.46      126,017    $1.89      53,050    $3.29
                                          =======              ========              =======

     The Company applies Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation costs have been recognized for these grants. Had compensa-tion cost for the Company's grants been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share for the years ended December 30, 2000, January 1, 2000, and January 2, 1999 would have changed to the pro forma amounts indicated below:

                                                                    FISCAL YEAR
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Net income (in thousands):
  As reported...............................................  $1,044   $2,143   $1,209
                                                              ======   ======   ======
  Pro forma.................................................  $  989   $2,051   $  889
                                                              ======   ======   ======
Basic net income per share:
  As reported...............................................  $ 0.25   $ 0.51   $ 0.29
                                                              ======   ======   ======
  Pro forma.................................................  $ 0.23   $ 0.49   $ 0.21
                                                              ======   ======   ======
Diluted net income per share:
  As reported...............................................  $ 0.24   $ 0.50   $ 0.29
                                                              ======   ======   ======
  Pro forma.................................................  $ 0.23   $ 0.48   $ 0.21
                                                              ======   ======   ======

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998: (i) a weighted average risk-free interest rate of 6.6% (2000) and 5.6% (1999 and 1998), (ii) expected lives of five to ten years, (iii) expected volatility of approximately 65% (2000), 51%
(1999) and 77% (1998) and (iv) no expected dividends. The weighted average fair value of options granted was $1.09, $.76 and $.80 for fiscal years 2000, 1999 and 1998, respectively.

     The following table summarizes information about stock options outstanding at December 30, 2000:

                              OPTIONS OUTSTANDING

                                                                            AVERAGE
EXERCISE                                                      NUMBER OF    REMAINING      OPTIONS
PRICE                                                          OPTIONS    LIFE(YEARS)   EXERCISABLE
--------                                                      ---------   -----------   -----------
$10.0000....................................................    10,400        3.1          10,400
$1.4375.....................................................    37,500        8.6           9,375
$1.3750.....................................................     1,000        8.7             250
$1.3750.....................................................     5,000        8.9           1,250
$1.3400.....................................................     5,000        8.1           1,250
$1.3125.....................................................    10,000        8.7           2,500
$1.1250.....................................................    20,000        8.0           5,000
$1.0625.....................................................   125,000        7.3          83,333
$0.8750.....................................................    56,000        7.6          28,000
$0.7500.....................................................    51,250        5.7          51,250
$1.6250.....................................................    15,000        9.2
                                                               -------                    -------
                                                               336,150                    192,608
                                                               =======                    =======

9. RELATED PARTY TRANSACTIONS

     The Company purchases certain merchandise for its distribution business from businesses affiliated with a former director and current stockholder of the Company. These purchases aggregated $438,000, $8,529,000 and $9,414,000 during fiscal 2000, 1999 and 1998, respectively. There were no amounts due to these businesses as of December 30, 2000. The amount due as of January 1, 2000 to these businesses was $1,553,900. The Company recorded $26,400 and $31,000 in sales to these businesses during fiscal 2000 and 1999, respectively.

     A business owned by one of the Company's stockholders received commissions of approximately $4,000, $19,000 and $94,000 on the Company's purchases of certain merchandise for its distribution business during fiscal 2000, 1999 and 1998, respectively. These commissions generally average 4% of dollar purchases.

10. 401(K) RETIREMENT PLAN

     The Company sponsors a 401(k) Plan (the "Plan"). Substantially all employees are eligible for participation in the Plan after completing one year of service. Participants may defer and contribute to the Plan from 1% to 15% of their salary with certain limitations on highly compensated individuals. The Company matches 50% of the first 5% of the participants contributions. The participant's contributions vest 100% immediately, while the Company's contributions vest over six years. Company contributions were $95,530, $77,739 and $73,129 for fiscal 2000, 1999 and 1998, respectively.

11. QUARTERLY DATA (UNAUDITED)

     Summarized quarterly financial information:

FISCAL 2000                                             APRIL 1,   JULY 1,   SEPTEMBER 30,   DECEMBER 30,
QUARTER ENDED:                                            2000      2000         2000            2000
--------------                                          --------   -------   -------------   ------------
Total Revenue.........................................   21,769    26,736       25,092          21,635
Gross Profit..........................................    4,066     4,643        4,009           4,010
Operating Income......................................      749     1,072          860             196(1)
Net Income............................................      258       446          340               0
  Net income per share:
     Basic............................................     0.06      0.11         0.08            0.00
     Diluted..........................................     0.06      0.10         0.08            0.00
FISCAL 1999                                             APRIL 3,   JULY 3,    OCTOBER 2,      JANUARY 1,
QUARTER ENDED:                                            1999      1999         1999            2000
--------------                                          --------   -------   -------------   ------------
Total Revenue.........................................   20,455    27,277       25,988          20,952
Gross Profit..........................................    3,589     4,401        4,020           3,849
Operating Income......................................      560     1,009          870             412
Net Income............................................      197       449          462           1,035(2)
  Net income per share:
     Basic............................................     0.05      0.11         0.11            0.24
     Diluted..........................................     0.05      0.10         0.11            0.24

---------------

(1) Includes $163,000 of bad debt expense on doubtful accounts receivable and an expense of disposal of inventory, totaling $342,000.
(2) Includes $287,000 of bad debt expense on doubtful accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no occurrence requiring a response to this item.

                                    PART III

     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 2001 (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1). Financial Statements and Independent Auditors' Report.

     The following financial statements and independent auditors' report are included in Item 8 of this Report:

          Independent Auditors' Report

          Balance Sheets as of December 30, 2000 and January 1, 2000

          Statements of Operations for fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999

          Statements of Cash Flows for fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999

          Statements of Stockholders' Equity for fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999

          Notes to Financial Statements

     (2). Financial Statement Schedules.

     Schedule I -- Valuation and qualifying accounts.

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

(iv) the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (the "1996 10-K"); (v) The Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "1997 10-K"); (vi) the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 (the "10/2/99 10-Q") or (vii) the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (the "1999 10-K"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

 EXHIBIT
 NUMBER          DESCRIPTION OF EXHIBIT
 -------         ----------------------
3(i)         --  Form of Amended and Restated Articles of Incorporation of
                 the Company (included in Exhibit 2) (S-1)*
3(i).1       --  Articles of Amendment to The Articles of Incorporation
                 effecting name change (1999 10-K)*
3(ii)        --  Form of Amended and Restated Bylaws of the Company (S-1)*
   4         --  Specimen Certificate of Common Stock (S-1)*
  10.1       --  1993 Employee Incentive Plan (S-1)*
  10.2       --  Lease agreement dated March 8, 2000 between the Company and
                 Central Paper Stock (1999 10-K)*
  10.3       --  Lease agreement dated February 7, 2000 between the Company and TCW Realty Fund VA Holding Company, a California
                 corporation, and TCW Realty Fund VB, a California limited
                 partnership, as tenants in common (1999 10-K)*
  10.15.1    --  Lease Agreement dated February 1, 1998 between the Company and The Development Authority of Crawford County. (1997
                 10-K)*
  10.15.2    --  Lease Agreement dated March 6, 2001 between the Company and
                 The Development Authority of Crawford County.
  10.16.1    --  Relocation and Modification Agreement dated November 25,
                 1997 between the Company and Security Capital Industrial
                 Trust. (1997 10-K)*
  10.28.1    --  Lease Extension, dated June 21, 1999, between the Company and Sunbeam Properties, Inc. (10/2/99 10-Q)*
  10.30      --  Outside Directors Incentive Plan (1994 10-K)*
  10.32.1    --  Second Amendment to Lease Agreement, dated July 15, 1999, between the Company and 1998 Augustus Partners, L.P.
                 (10/2/99 10-Q)*
  10.32.2    --  Third Amendment to Lease Agreement, dated November 16, 1999, between the Company and 1998 Augustus Partners, L.P.
  10.32.3    --  Fourth Amendment to Lease Agreement, dated December 21,
                 2000, between the Company and 1998 Augustus Partners, L.P.
  10.36.1    --  First Amendment to Lease dated February 16, 2000 between the
                 Company and The Joseph Naiman Insurance Trust (1999 10-K)*
  10.40      --  Loan and Security Agreement, dated April 29, 1996, by and among the Company, Mellon Bank, N.A., as Agent, and Mellon
                 Bank, N.A., as Lender (3/30/96 10-Q)*
  10.40.1    --  First Amendment to Loan and Security Agreement, dated
                 November 11, 1996, by and between the Company and Mellon
                 Bank, N.A. (1996 10-K)*
  10.40.2    --  Second Amendment to Loan and Security Agreement, dated March
                 21, 1997, by and between the Company and Mellon Bank, N.A.
                 (1996 10-K)*
  10.40.3    --  Amendment to reduce line of credit dated November 28, 1997, by and between the Company and Mellon Bank, N.A. (1997
                 10-K)*
  10.40.4    --  Third Amendment to Loan and Security Agreement, dated March
                 26, 1998 by and between the Company and Mellon Bank, N.A.
                 (1997 10-K)*

 EXHIBIT
 NUMBER          DESCRIPTION OF EXHIBIT
 -------         ----------------------
  10.40.5    --  Fourth Amendment to Loan and Security Agreement, dated April
                 20, 1999, by and between the Company and Mellon Bank, N.A.
                 (10/2/99 10-Q)*
  10.40.6    --  Fifth Amendment to Loan and Security Agreement, dated July
                 28, 1999, by and between the Company and Mellon Bank, N.A.
                 (10/2/99 10-Q)*
  23.1       --  Consent of Deloitte & Touche LLP

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter ended December 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FULL LINE DISTRIBUTORS, INC.

Dated: March 26, 2001                                                    By: /s/ ISADOR E. MITZNER
                                                            ----------------------------------------------------
                                                                             Isador E. Mitzner
                                                             Chairman of the Board and Chief Executive Officer
                                                                       (principal executive officer)

Dated: March 26, 2001                                                     By: /s/ MICKIE SCHNEIDER
                                                            ----------------------------------------------------
                                                                              Mickie Schneider
                                                                       Acting Chief Financial Officer
                                                                (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Dated: March 26, 2001                                                    By: /s/ ISADOR E. MITZNER
                                                            ----------------------------------------------------
                                                                             Isador E. Mitzner
                                                             Chairman of the Board and Chief Executive Officer

Dated: March 26, 2001                                                     By: /s/ J. DAVID KELLER
                                                            ----------------------------------------------------
                                                                              J. David Keller
                                                                     President, Secretary and Director

Dated: March 26, 2001                                                   By: /s/ KENNETH L. BERNHARDT
                                                            ----------------------------------------------------
                                                                            Kenneth L. Bernhardt
                                                                                  Director

Dated: March 26, 2001                                                     By: /s/ IRWIN LOWENSTEIN
                                                            ----------------------------------------------------
                                                                              Irwin Lowenstein
                                                                                  Director

SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                             BALANCE AT     CHARGED TO
                                            BEGINNING OF    COSTS AND                    BALANCE AT END
DESCRIPTION                                     YEAR         EXPENSES      DEDUCTIONS       OF YEAR
-----------                                 ------------   ------------   ------------   --------------
Year Ended January 2, 1999
  Allowance for Doubtful Accounts.........  1,308,239.08     392,259.00     363,418.46    1,337,079.62
  Inventory Reserve.......................  1,340,334.03     710,492.00     542,543.57    1,508,282.46
          Total...........................  2,648,573.11   1,102,751.00     905,962.03    2,845,362.08

Year Ended January 1, 2000
  Allowance for Doubtful Accounts.........  1,337,079.62     518,480.00     338,517.04    1,517,042.58
  Inventory Reserve.......................  1,508,282.46     595,974.04     626,003.19    1,478,253.31
          Total...........................  2,845,362.08   1,114,454.04     964,520.23    2,995,295.89

Year Ended December 30, 2000
  Allowance for Doubtful Accounts.........  1,517,042.58     704,463.76     887,188.04    1,334,318.30
  Inventory Reserve.......................  1,478,253.31     195,997.00     376,277.40    1,297,972.91
          Total...........................  2,995,295.89     900,460.76   1,263,465.44    2,632,291.21

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   23.1  --   Consent of Deloitte & Touche LLP
10.15.2  --   Lease Agreement dated March 6, 2001 between the Company and
              The Development Authority of Crawford County.
10.32.2  --   Third Amendment to Lease Agreement, dated November 16, 1999, between the Company and 1998 Augustus Partners, L.P.
10.32.3  --   Fourth Amendment to Lease Agreement, dated December 21,
              2000, between the Company and 1998 Augustus Partners, L.P.