Form 10-Q
period 2001-03-31
FULL LINE DISTRIBUTORS INC
filed 2001-05-08
CIK 913950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarterly Period Ended                         Commission File Number:
           March 31, 2001                                        0-23234


                          FULL LINE DISTRIBUTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                    58-1724902
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1200 Airport Drive, Ball Ground, Georgia                          30107
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:      (770) 479-1877
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

                                    Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, without par value                        4,222,501 shares
--------------------------------                 ----------------------------
             Class                                Outstanding at May 4, 2001

PART I. FINANCIAL INFORMATION
Item 1:  Financial Statements
FULL LINE DISTRIBUTORS, INC.


BALANCE SHEETS
(In thousands, except share information)
--------------------------------------------------------------------------------------------

                                                               MARCH 31,        DECEMBER 30,
ASSETS                                                           2001               2000
                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash                                                         $     857          $     404
  Accounts receivable, net                                         9,219              7,055
  Inventories - net                                               25,285             25,050
  Other current assets                                             2,254              1,864
                                                               ---------          ---------

    Total current assets                                          37,615             34,373

PROPERTY, PLANT AND EQUIPMENT - net                                3,489              3,382

OTHER ASSETS - net                                                   171                125
                                                               ---------          ---------

                                                               $  41,275          $  37,880
                                                               =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $  12,090          $   9,194
  Current portion of long-term debt                                  212                178
  Accrued expenses                                                   771              1,094
                                                               ---------          ---------

    Total current liabilities                                     13,073             10,466

LONG-TERM DEBT                                                    12,830             12,364

OTHER LONG TERM LIABILITIES                                          559                401

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares
    Authorized; no shares issued
  Common Stock, no par value; 25,000,000
    Shares authorized; 4,222,501 and 4,202,501 shares
    Issued and outstanding, respectively                          10,843             10,843
  Paid in capital                                                  3,304              3,304
  Retained earnings                                                  666                502
                                                               ---------          ---------

    Total stockholders' equity                                    14,813             14,649
                                                               ---------          ---------

                                                                  41,275          $  37,880
                                                               =========          =========

See notes to unaudited financial statements

FULL LINE DISTRIBUTORS, INC.


STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share information)
-------------------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED
                                                               ----------------------------
                                                               MARCH 31,          APRIL 1,
                                                                  2001              2000
NET SALES                                                      $  20,008          $  21,769
COST OF GOODS SOLD                                                16,097             17,703
                                                               ---------          ---------
  Gross Profit                                                     3,911              4,066

OPERATING EXPENSES                                                 3,389              3,317
                                                               ---------          ---------
OPERATING INCOME                                                     522                749

OTHER EXPENSES, PRINCIPALLY
  INTEREST                                                           243                312
                                                               ---------          ---------
INCOME BEFORE INCOME TAXES                                           279                437

INCOME TAX PROVISION                                                 115                179
                                                               ---------          ---------
NET INCOME                                                     $     164          $     258
                                                               =========          =========
NET INCOME PER SHARE

  Basic                                                        $    0.04          $    0.06

  Diluted                                                      $    0.04          $    0.06

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                            4,223              4,204

  Diluted                                                          4,246              4,289


See notes to unaudited financial statements

FULL LINE DISTRIBUTORS, INC.


STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
---------------------------------------------------------------------------------------------------------------

                                                                                     THREE MONTHS ENDED
                                                                               --------------------------------
                                                                               MARCH 31,              APRIL 1,
                                                                                2001                   2000
OPERATING ACTIVITIES:
  Net income                                                                   $      164           $      258
  Adjustments to reconcile net income to net
    Cash provided by (used in) operating activities:
  Depreciation and amortization                                                       131                  158
  Provision for doubtful accounts                                                     130                   59
  Loss on disposal of fixed asset                                                                            3
  Changes in assets and liabilities providing (using) cash:
    Accounts receivable                                                            (2,294)              (3,478)
    Inventories                                                                      (235)              (4,454)
    Accounts payable                                                                2,896                6,396
    Accrued expenses                                                                 (323)                 251
    Other                                                                            (281)                (210)
                                                                               ----------           ----------

Net cash provided by (used in) operating activities                                   188               (1,017)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                          (236)                (136)

FINANCING ACTIVITIES:
  Borrowings under line of credit, net                                                370                1,702
  Borrowings (repayments) of long-term debt                                           131                  (36)
  Proceeds from the exercise of stock options                                                                3
                                                                               ----------           ----------
      Net cash provided by financing activities                                       501                1,669
                                                                               ----------           ----------

NET CHANGE IN CASH                                                                    453                  516

CASH:
  Beginning of period                                                                 404                  233
                                                                               ----------           ----------
  End of period                                                                $      857           $      749

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
  Interest                                                                     $      261           $      253
  Income taxes                                                                 $        5           $        5

See notes to unaudited financial statements.

FULL LINE DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED MARCH 31, 2001 AND APRIL 1, 2000

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

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

Accounting for Derivative Instruments and Hedging Activities - In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company adopted SFAS 133 on December 31, 2000. The adoption SFAS 133 had no impact on the Company's financial position or results of operations because the Company has no derivatives.

2.   INVENTORIES


     Inventories consisted of the following (in thousands):
                                                                                       March 31,           December 30,
                                                                                         2001                  2000
                                                                                   -----------------     ----------------

    Raw materials                                                                  $             641     $            764
    Work-in-process                                                                              763                  462
    Finished goods                                                                            25,442               25,122
    Reserves (markdowns and obsolescence)                                                     (1,561)              (1,298)
                                                                                   -----------------     -----------------
                                                                                   $          25,285     $         25,050
                                                                                   =================     =================

3.   LINE OF CREDIT AND LONG-TERM DEBT

     Line of Credit

     The Company maintains a credit facility with a bank. At March 31, 2001, the credit facility, as amended, (i) provides for a revolving credit facility with maximum borrowings of $17.0 million (subject to certain collateral restrictions based on eligible receivables, inventories and fixed assets),
     (ii) expires on April 30, 2002 and (iii) bears interest at the prime rate or LIBOR plus 2.25% (subject to repricing annually). The facility is secured by substantially all the Company's assets. Under the credit facility the Company had borrowings totaling $12.1 million and availability to borrow $4.9 million as of March 31, 2001. The credit agreement requires the Company to maintain certain financial ratios, all of which the Company was in compliance with at March 31, 2001.

     Long Term Debt

     The Company has a mortgage note payable, which matures November 1, 2007 and bears interest at prime plus 2.0%. The interest rate at March 31, 2001 was 10.5%.

4.   LITIGATION

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

                                                                                               THREE MONTHS ENDED
                                                                                      ------------------------------------
                                                                                          MARCH 31,            APRIL 1,
                                                                                            2001                 2000
Net sales                                                                                         100.0%             100.0%
Cost of goods sold                                                                                 80.5               81.3
                                                                                      -----------------      -------------
Gross profit                                                                                       19.5               18.7
Operating expenses                                                                                 16.9               15.3
                                                                                      -----------------      --------------
Operating income                                                                                    2.6                3.4
Other expense principally interest                                                                 (1.2)              (1.4)
                                                                                      -----------------      -------------
Income before income taxes                                                                          1.4                2.0
Income tax provision                                                                               (0.6)              (0.8)
                                                                                      -----------------      -------------
Net income                                                                                          0.8%               1.2%
                                                                                      =================      =============


First Quarter of 2001 Compared to First Quarter of 2000

         The Company's net sales decreased $1.8 million, or 8.1%, to $20.0 million in the first quarter of 2001 (the "2001 Quarter") from $21.8 million in the first quarter of 2000 (the "2000 Quarter"). The decrease in net sales was due to decreases in unit price and overall slowdown in the imprinted garment industry.

         The Company's gross profit decreased $155,000, or 3.8%, to $3.9 million for the 2001 Quarter from $4.1 million in the 2000 Quarter. The gross profit margin increased to 19.5% for the 2001 Quarter compared to 18.7% in the 2000 Quarter. The increase in gross profit margin is the result of increased sales of higher margin manufactured products combined with lower costs of goods sold due to improved purchasing procedures on distribution products.

         Operating expenses increased $72,000, or 2.2%, to $3.4 million for the 2001 Quarter from $3.3 million in the 2000 Quarter. The increase in operating expenses was primarily due to increased credit and collections expense (primarily salaries and increases in bad debt expenses) and increased manufacturing warehousing costs. As a percentage of net sales, operating expenses increased to 16.9% in the 2001 Quarter from 15.3% in the 2000 Quarter.

         As a result of the above factors, operating income decreased $227,000, or 30.3%, to $522,000 in the 2001 Quarter from $749,000 in the 2000 Quarter. As a percentage of net sales, operating income decreased to 2.6% in the 2001 Quarter from 3.4% in the 2000 Quarter.

         Other expenses, which consist principally of interest expense, decreased $69,000, or 22.1%, to $243,000 in the 2001 Quarter from $312,000 in the 2000 Quarter. The decrease in interest expense was primarily due to a lower line of credit balance and lower interest rates attributable to decreases in the borrowing rate during the 2001 Quarter compared to the 2000 Quarter. Other expenses, as a percentage of net sales, decreased to 1.2% in the 2001 Quarter from 1.4% in the 2000 Quarter.

         As a result of lower gross profit and higher operating expenses, income before income taxes decreased $158,000, or 36.2%, to $279,000 in the 2001 Quarter from $437,000 in the 2000 Quarter. Income before income taxes as a percentage of net sales decreased to 1.4% in the 2001 Quarter from 2.0% in the 2000 Quarter.

         The Company recorded an income tax provision of $115,000 in the 2001 Quarter compared to $179,000 in the 2000 Quarter. The provision for both quarters approximates the statutory federal and state income tax rates.

         As a result of the above factors, net income decreased $94,000, or 36.4%, to $164,000 ($.04 per diluted share) in the 2001 Quarter from $258,000 ($.06 per diluted share) in the 2000 Quarter. As a percentage of net sales, net income decreased to 0.8% in the 2001 Quarter from 1.2% in the 2000 Quarter.

         The Company expects second quarter revenues and earnings to decline compared to the second quarter of the previous year due to sluggishness and price devaluation in the industry.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $188,000 for the 2001 Quarter compared to net cash used in operations of ($1.0) million in the 2000 Quarter. The net cash provided by operations in the 2001 Quarter was primarily due to the Company's net income combined with an increase in accounts payable partially offset by an increase in accounts receivable. The net cash used in operations in the 2000 Quarter was used to support increased accounts receivable and inventory levels.

         The Company maintains a credit facility with a bank. At March 31, 2001 the credit facility, as amended, (i) provided for maximum borrowings of $17.0 million (subject to certain collateral restrictions based on eligible receivables, inventory and fixed assets), (ii) expires on April 30, 2002 and
(iii) bore interest at the prime rate or LIBOR plus 2.25% (subject to repricing annually). The facility is secured by substantially all the Company's assets. As of May 4, 2001, the Company had borrowings totaling $11.2 million outstanding under the credit facility and availability to borrow $5.8 million. The credit agreement requires the Company to maintain certain financial ratios, all of which the Company was in compliance with at March 31, 2001.

         Over the next twelve months the Company plans to spend approximately $685,000 for capital expenditures, including the purchase of a warehouse locator system for each of the six distribution sites, warehouse racking for some of the locations, a new computer, and to fund the redesign and construction of the showrooms.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.  None.

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FULL LINE DISTRIBUTORS, INC.


Dated:   May 4, 2001           By:  /s/ Isador E. Mitzner
                                    ----------------------------------------
                                    Isador E. Mitzner, Chairman
                                    and Chief Executive Officer

Dated:   May 4, 2001           By:  /s/ Mickie Schneider
                                    ----------------------------------------
                                    Mickie Schneider
                                    (acting principal financial and
                                    accounting officer)